Form 10QSB
period 2006-06-30
Deltron, Inc.
filed 2006-08-14
CIK 1345913

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 12(b) or 12(g) of

The Securities Act of 1934

For the Period ended June 30, 2006

Commission File Number 333-130197

DELTRON, INC.

(Name of small business issuer in its charter)

Nevada                         86-1147933

(State of                         (IRS Employer

Incorporation)                 ID Number)

Sabana Oeste, Restaurante Princessa Marina, 100 Metros Oeste

S.N.B. Abogados, San Jose, Republic de Costa Rica

Telephone: 011-506-290-4886

(Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes _ No __X__

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _ No __X___

There were 1,800,000 shares of Common Stock outstanding as of June 30, 2006.

DELTRON, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED

FINANCIAL STATEMENTS

JUNE 30, 2006

Expressed in US Funds

Unaudited

Deltron, Inc. Statement 1

(A Development Stage Company)

Interim Consolidated Balance Sheet

Expressed in US Funds

ASSETS		As at June 30, 2006 (Unaudited)		As at September 30, 2005 (Audited)
Current				
Cash and cash equivalents	$	**7,810**	$	500
Prepaid expenses		**800**		4,188
		8,610		4,688
Property *(Note 4)*		**40,657**		-
	$	**49,267**	$	4,688
LIABILITIES				
Current				
Accounts payable	$	**5,025**	$	-
Accrued liabilities		**2,000**		3,500
Due to related party *(Note 5)*		**44,654**		1,332
		51,679		4,832
Going Concern *(Note 1)*				
STOCKHOLDERS' DEFICIT				
Capital Stock *(Note 3)*				
Authorized:				
100,000,000 common shares, $0.001 par value				
Issued and outstanding shares:				
1,800,000 (September 30, 2005 - 500,000) common shares - *Statement 3*		**1,800**		500
Additional paid in capital - *Statement 3*		**29,200**		4,500
Deficit accumulated during the development stage - *Statement 3*		**(33,412)**		(5,144)
Deficit - *Statement 3*		**(2,412)**		(144)
	$	**49,267**	$	4,688

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc. Statement 2

(A Development Stage Company)

Interim Consolidated Statements of Operations

Expressed in US Funds
Unaudited

	Cumulative from Inception (September 14, 2005) to June 30, 2006	Nine-Months Ended June 30, 2006	Three-Months Ended June 30, 2006
General and Administrative Expenses	$ 33,412	$ 28,268	**$ 9,588**
Loss for the Period	$ (33,412)	$ (28,268)	**$ (9,588)**
Basic and Diluted Loss per Common Share		$ (0.021)	**$ (0.005)**
Weighted Average Number of Shares Outstanding		1,366,667	**1,800,000**

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Statement 3

Interim Consolidated Statement of Stockholders' Deficit

Expressed in US Funds

Unaudited

	Common Shares		Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount			
Inception – September 14, 2005	-	$ -	$ -	$ -	$ -
Common shares issued for cash at $0.01 per share	500,000	500	4,500	-	5,000
Loss for the period	-	-	-	(5,144)	(5,144)
Balance – September 30, 2005 (Audited)	500,000	500	4,500	(5,144)	(144)
Common shares issued for cash at $0.02 per share	1,300,000	1,300	24,700	-	26,000
Loss for the period	-	-	-	(11,458)	(11,458)
Balance – December 31, 2005 (Unaudited)	1,800,000	1,800	29,200	(16,602)	14,398
Loss for the period	-	-	-	(7,222)	(7,222)
Balance – March 31, 2006 (Unaudited)	1,800,000	1,800	29,200	(23,824)	7,176
Loss for the period	-	-	-	(9,588)	(9,588)
Balance – June 30, 2006 (Unaudited)	1,800,000	$ 1,800	$ 29,200	$ (33,412)	$ (2,412)

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Statement 4

Interim Consolidated Statements of Cash Flows

Expressed in US Funds
Unaudited

Cash Resources Provided By (Used In)	Cumulative from Inception (September 14, 2005) to June 30, 2006	Nine-Months Ended June 30, 2006	**Three-Months Ended June 30, 2006**
Operating Activities			
Loss for the period	$ (33,412)	$ (28,268)	**$ (9,588)**
Changes in operating assets and liabilities:			
Prepaid expense	(800)	3,388	**(600)**
Accounts payable	5,025	5,025	**2,753**
Accrued liabilities	2,000	(1,500)	-
	(27,187)	(21,355)	**(7,435)**
Investing Activities			
Property	(40,657)	(40,657)	-
Financing Activities			
Advances from related party	44,654	43,322	**976**
Issuance of capital stock	31,000	26,000	-
	75,654	69,322	**976**
Net Increase (Decrease) in Cash and Cash Equivalents	7,810	7,310	**(6,459)**
Cash and cash equivalents – Beginning of period	-	500	**14,269**
Cash and Cash Equivalents – End of Period	**$ 7,810**	$ 7,810	**$ 7,810**
Supplemental Cash Flow Disclosure:			
Cash paid for interest	$ -	$ -	**$ -**
Cash paid for income taxes	$ -	$ -	**$ -**

- The Accompanying Notes Are An Integral Part Of These Financial Statements –

Deltron, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
Expressed in US Funds Unaudited

1. Organization

Deltron, Inc. (the "Company") is a Nevada corporation incorporated on September 14, 2005. It is based in San Jose, Costa Rica. During the nine-month period of June 30, 2006 the Company incorporated a wholly owned subsidiary, Deltron Holdings Corporation S.A., in San Jose, Costa Rica. The Company was incorporated on November 17, 2005.

The Company is a development stage company that intends to engage principally in the acquisition and development of rental housing properties in the district of San Jose, Costa Rica. To date, the Company's activities have been limited to its formation, the raising of equity capital and the acquisition of property (Note 4).

Going Concern and Liquidity Considerations

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ending June 30, 2006, the Company has a loss from operations of $28,268, an accumulated deficit of $33,412 and a working capital deficiency of $43,069 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2006.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management has planned the following actions:

  The Company has filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to offer up to 7,500,000 common shares at $0.02 per share for gross proceeds of up to $150,000. The Company intends to sell a minimum of 3,000,000 shares for gross proceeds of $60,000, and if it does not, the Company will return the money to the shareholders. The SB-2 was declared effective on June 16, 2006.

  Management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deltron, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
Expressed in US Funds Unaudited

2. Significant Accounting Policies

a) Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Deltron Holdings Corporation S.A. All intercompany balances and transactions have been eliminated.

b) Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises. These interim consolidated financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at September 30, 2005.

c) Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted this policy upon inception. The adoption of this policy had no impact on the Company for the period ended June 30, 2006 as no share based payments had been made.

3. Capital Stock

a) Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b) Share Issuances

Since the inception of the Company (September 14, 2005) to June 30, 2006, the Company issued 500,000 common shares at $0.01 per share for total cash proceeds of $5,000, being $500 for par value shares and $4,500 for additional paid in capital, to the spouse of a director and officer of the Company. The Company issued 1,300,000 common shares at $0.02 per share for total cash proceeds of $26,000, being $1,300 for par value shares and $24,700 for additional paid in capital. 400,000 shares were sold to an officer and director, 400,000 shares were sold to a director, and 500,000 shares were sold to the spouse of a director and officer of the Company.

Deltron, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2006
Expressed in US Funds Unaudited

4. Property

On March 29, 2006, through the wholly-owned subsidiary Deltron Holdings Corporation S.A., a property was purchased for $40,657. The funds to purchase the property were loaned to Deltron Holdings Corporation S.A., by Shawn Phillips, the President of the Company.

5. Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows.

As at June 30, 2006, the Company owed an individual, who is a director and officer of the Company $44,654. This balance is non-interest bearing and is due on demand.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6. Income Taxes

The company has incurred operating losses of $33,412, which, if unutilized, will expire in 2025. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

7. New Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

FASB Statements:

  FAS 154, Accounting Changes and Error Corrections;

  FAS 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140;

  FAS 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140.

8. Subsequent Event

During July 2006, the Company issued 3,745,000 common shares at $0.02 per share for total proceeds of $74,900 being $3,745 for par value shares and $71,155 for additional paid in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Our cash in the bank at June 30, 2006 was $7,810. In order to satisfy our cash requirements we are required to complete our offering of up to 7,500,000 shares registered pursuant to our SB-2 Registration Statement which became effective on June 16, 2006. Subsequent to the quarter ended June 30, 2006 we have sold 3,745,000 shares at the offering price of $0.02 for proceeds of $74,900.

For the period from inception to June 30, 2006, we had no revenues and incurred net operating losses of $33,412, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception through June 30, 2006 was $75,654, of which $44,654 was raised from the cumulative advances from a related party and $26,000 was raised from the private sale of stock to officers and directors and the spouse of an officer and director.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

Plan of Operation

Following is an outline of our plan of operation that we will implement after receiving funding:

Subsequent to the quarter ended June 30, 2006, we have raised the required minimum of $60,000 or the sale of 40% of our offering. We have commenced operations based upon our business plan utilizing the minimum funding. We have hired an architect, John Mora of Tropical Design Group, to design and complete the architectural plans for two (2) apartments.

It is anticipated that the design and plans will be finalized by mid August of 2006 and we anticipate having the construction permits from the city of San Isidro de Heredia by the end of October.  At that time the company will hire a general contractor to begin construction of the two units on the property.

If further funds are raised prior to the close of the offering we will proceed based upon the chart below that demonstrates how we intend to use the proceeds in each funding scenario. The number of apartments we will build depends upon the amount of capital we are able to raise.

With the $74,900 we raised subsequent to June 30, 2006, we estimate that this would provide enough capital to construct two apartments on the property we currently own which will then be made available for rent to the public.

If we raise only $105,000 or 70% of the offering, we estimate that we would have enough funds to construct four apartments to rent, and $150,000 or 100% of the offering would allow us to construct six apartments.

Here's how we intend to allocate the capital raised based upon the completion of 40%, 70% or 100% of the offering:

Expenditure Item	40%	70%	100%
Architectural Plans, Construction, Costs and Permits	41,000	82,000	125,000
Property Tax, Insurance, and Maintenance Costs.	1,500	3,000	4,000
Professional Fees	15,000	15,000	15,000
Promotional Materials & Advertising	500	1,000	1,000
Office and Miscellaneous Expenses	2,000	4,000	5,000
Total	$60,000	$105,000	$150,000

During the first year of operations, the 12 month period from the effective date of our prospectus, we will concentrate on finding the required investment capital, apply to get our common stock listed on a national exchange, construct the apartments, and market those apartments for rent.

It is our intention to raise the entire $150,000 as permitted under our SB-2 Registration Statement. Once we have built the apartments, we will advertise them for rent by way of classified newspaper advertising, word of mouth, and a large billboard sign that we will erect on the front of the property. Our advertising will focus on reasonably priced rental housing in a desirable area. Special emphasis will be placed on the "modern" features that come with each apartment including hot water, cable access, internet, and telephone access. We will not commence with any construction until after the close of our offering.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

It is suggested that these financial statements be read in conjunction with our September 30, 2005 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-130197.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

b) Fiscal Periods

The Company's fiscal year end is September 30.

c) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

e) Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents, funds held in trust, accounts payable and amounts due to related party approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

f) Segmented Reporting

SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company presently operates only in Costa Rica.

g) Federal Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

h) Earnings (Loss) per Share

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

i) Foreign Currency Transactions

The Company's functional currency is the Costa Rican Colones. The Company's reporting currency is the U.S. Dollar. All transactions initiated in Costa Rican Colones are translated to U.S. Dollars in accordance with SFAS No. 52 as follows:

(i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii) All other assets and liabilities at historical rates; and

(iii) Revenue and expense items at the average rate of exchange prevailing during the year.

Exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholders' equity as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gains or losses were recorded in the period ended June 30, 2006.

j) Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

k) Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal period.

l) Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted this policy upon inception. The adoption of this policy had no impact on the Company for the period ended June 30, 2006 as no share based payments had been made.

m) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended June 30, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended June 30, 2006.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will consist of rent income and will be recognized only when all of the following criteria have been met:

i. Persuasive evidence for an agreement exists;

ii. Delivery has occurred;

iii. The fee is fixed or determinable; and

iv. Revenue is reasonably assured.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

N/A

ITEM 3. DEFUALTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-130197, at the SEC website at www.sec.gov:

Exhibit

Number Description

3.1 Articles of Incorporation*

3.2 Bylaws*

31.1 Sec. 302 Certification of Principal Executive Officer

31.2 Sec. 302 Certification of Principal Financial Officer

32.1 Sec. 906 Certification of Principal Executive Officer

32.2 Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2006                                                         Deltron, Inc., Registrant

                                                                                    By: /s/ Shawn Phillips

                                                                                    ______________________________

Shawn Phillips, Director, President, Treasurer

Principal Executive Officer, Principal Accounting Officer & Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 14, 2006                                                         Deltron, Inc., Registrant

By: /s/ Shawn Phillips

                                                                                ______________________________

Shawn Phillips, Director, President, Treasurer

Principal Executive Officer, Principal Accounting Officer & Principal Financial Officer

August 14, 2006                                                       By: /s/ Fernando Porras

                                                                                _______________________________

Fernando Porras, Director & Secretary