Form 10QSB/A
period 2006-06-30
Deltron, Inc.
filed 2006-12-01
CIK 1345913

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDED FORM 10-QSB

Quarterly Report under Section 12(b) or 12(g) of

The Securities Act of 1934

For the Period ended June 30, 2006

Commission File Number 333-130197

DELTRON, INC.

(Name of small business issuer in its charter)

Nevada                                         86-1147933

(State of                                         (IRS Employer

Incorporation)                                    (ID Number)

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

Yes X_ No _____

There were 1,800,000 shares of Common Stock outstanding as of June 30, 2006.

Registrant hereby amends its quarterly report on Form 10QSB for the period ended June 30, 2006 solely for the purpose of identifying the registrant as a shell company.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 29, 2006                                                                             Deltron, Inc., Registrant

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

November 29, 2006                                                                             Deltron, Inc., Registrant

                                                                                                            By:   /s/ Shawn Phillips

                                                                                                            ______________________________

                                                                                                            Shawn Phillips, Director, President, Treasurer

                                                                                                            Principal Executive Officer, Principal Accounting Officer & Principal Financial Officer

November 29, 2006                                                                             By:   /s/ FernandoPorras

                                                                                                            _______________________________

                                                                                                            Fernando Porras, Director & Secretary