Form 10KSB
period 2006-09-30
Deltron, Inc.
filed 2006-12-28
CIK 1345913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended September 30, 2006.

[] Transition report under Section 13 or 15(d) of the securities exchange act of 1934

DELTRON, INC.
(Exact name of small business issuer in its charter)

Nevada	333-130197	86-1147933
(State or other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

Sabana Oeste, Restaurante Princessa Marina,
100 Metros Oeste S.N.B. Abogados,
San Jose, Republica de Costa Rica
(Address of principal executive offices)

Issuer's telephone number: 011-506-290-4886

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the registrant is a shell company (Rule 12b-2 of the Exchange Act) ☒ Yes[] No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold. $74,900 (3,745,000 common shares @ $0.02 per share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 01, 2006, the issuer had 5,545,000 shares of common stock issued and outstanding.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbour for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Information

Deltron, Inc. was incorporated in the State of Nevada on September 14, 2005. We were formed as a land development company that intends to construct rental housing units in Costa Rica. In March of 2006, Deltron, Inc purchased a property in San Isidro de Heredia, Costa Rica, which we intend to develop. We raised $74,900 from our most recent offering, and with this money we intend to finance the construction of two rental units on this property. Deltron's principal place of business and corporate offices are located at Sabana Oeste, Restuarante Princessa Marina, 100 Metros Oeste, San Jose, Republic of Costa Rica, telephone number (011) 506-290-4886. The office space is a 3,000 square foot shared-office building in which Deltron has rented a 150 square foot office. Our fiscal year end is September 30.

As of September 30, 2006 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 100,000,000 authorized common shares with a par value of $0.001 per share and 5,545,000 common shares issued and outstanding as of September 30, 2006.

We have completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 7,500,000 shares (minimum of 3,000,000) of our common stock in connection with an offering of the 7,500,000 shares at a price of $0.02 per share. As of September 30, 2006, we had partially completed the offering and raised a total of $74,900 on the issuance of the 3,745,000 shares. We closed the offering on September 07, 2006.

Business Development

Deltron, Inc. was incorporated in the State of Nevada on September 14th, 2005, and our fiscal year-end is September 30th. The company's administrative offices are located at Sabana Oeste, Restuarante Princessa Marina, 100 Metros Oeste, San Jose, Republic of Costa Rica, the telephone number is (011) 506-290-4886.

Deltron, Inc. has no revenues and limited operations. We have sustained losses since inception, September 14, 2005, to September 30, 2006 of $42,597 and rely solely upon the sale of securities and loans from our corporate officers and directors for funding.

Deltron, Inc. has incorporated Deltron Holdings Corporation S.A. on November 17th, 2005 in San Jose, Costa Rica, a company in which Deltron, Inc. owns 100% of the shares. This company was used to purchase the property that we currently have available for our development plans.

Deltron has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. Deltron, its directors, officers, affiliates and promoters have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Principal Products, Services and Their Markets

Deltron is a land development company that intends to construct rental housing in Costa Rica. We will accomplish this goal by developing a total of two (2), three-bedroom apartments. We will construct the apartments on a property that we currently own in San Isidro de Heredia, Costa Rica. On completion of the construction phase, we will offer these apartments for rent to the public via word of mouth and classified advertising.

The property we purchased, and the apartments that we intend to construct, will be owned by Deltron Holding Corporation S.A., a company incorporated in San Jose, Costa Rica, on November 17th 2005, the shares of which are 100% owned by Deltron, Inc.

Upon the closing of our most recent offering on September 9, 2006, we had raised a total of $74,900 from the sale of 3,745,000 common shares, or approximately 50% of the offering. In accordance with our prospectus dated June 16, 2006, which will enable us to build 2 apartments and rent them to the public.

At this time we are negotiating with Trim Studios S.A., a construction contractor in Costa Rica, to contract their services for the construction of two apartments/housing units, but we have not signed a contract with them to date. We anticipate that construction will take approximately 5 months. As such, we expect to generate revenues from housing rentals in the last three months of this year.

Our primary focus at this point is to construct a minimum of two (2) three-bedroom apartments with the goal of renting them to middle-income families in order to generate revenue.

The final product will be competitive in both quality and affordability when compared to similar housing offered by our competitors. However, we intend to distinguish our rental units from the competition by providing features not found in many Costa Rican rental properties, such as secured entry, hot water, modern fixtures, internet, cable, and telephone access.

Deltron will provide ongoing maintenance of the properties and apartments on a regular basis, and we will make any repairs on an as needed basis, as well as provide the tenants with twenty-four hour telephone access in case of emergency.

Competitive Business Conditions and Strategy; Deltron's Position in the Industry

Deltron intends to establish itself as a competitive company in an already existing market. Currently, there are many other corporate and private entities that offer rental housing in Costa Rica. Most of these rental properties are offered for lease by word of mouth or classified advertising.

The company's founder and President, Mr. Phillips, a direct marketing consultant, has lived in Costa Rica for three of the past five years, and together with Hilda Rivera, a director of the company and Costa Rican land developer, has found that there is a high demand among the target market for quality rental housing of the kind that Deltron intends to offer, particularly those that have access to modern features such as hot water, internet, cablevision, and are located near public transportation, schools and shopping.

Our strategic approach is to offer "middle-class" housing to lower middle-income families. Part of this will be achieved by constructing apartments with a small frontage area and walkway, as well as a privately enclosed back yard.

The Company also believes that because the housing will be new and contain modern features, it will be more desirable to prospective tenants than many of the options offered by our competitors. Manicured garden areas, hot water, cable, internet and telephone access are not common features found many housing units in Costa Rica, and we contend that this will help to set us apart from the competition.

Important to our business strategy is to find tenant families for each of the apartments consisting of two employed adults with good standing credit histories and previous rental references. We believe that the kind of rental housing we intend to offer will create high market demand and enable us to be selective in finding tenants whom are able to pay the rent.

The apartments will be promoted and advertised in the classified section of local newspapers and by word of mouth. We will also place a large sign on the front of the property.

To date, we have not entered into any negotiations with realtors who specialize in matching landlords with tenants, but this will be an available option to Deltron should we decide that it is a necessary or desired means of finding tenants.

Sales and Distribution Methods

We will offer the apartments for rent via word of mouth and classified newspaper advertisement on terms of renewable one-year lease agreements. We'll also require a one-month damage deposit from the tenant, which will be refunded at the end of the lease agreement, provided that there is no damage to the apartment other than normal wear and tear, or because of circumstances beyond the tenant's control.

The tenant will be responsible for paying the electricity, cable, internet, telephone, and water bills directly to the providers.

The rental agreements between Deltron and the tenants will be written and executed by a Costa Rican attorney.

Sources and Availability of Products

Construction companies and building materials are plentiful in Costa Rica and the market places for each of these products and services are highly competitive. The success of Deltron's business plan relies heavily on finding a general contractor with whom we can negotiate to construct the apartments on schedule and within budget. Deltron, Inc has entered into preliminary negotiations with a construction company, Trim Studios S.A., to assist us with construction, but at this time no formal agreements with Trim Studios have been finalized and no contract for their services has been signed.

Dependence on one or a few major customers

Deltron's business plan is dependent upon finding tenants who will rent our apartments and make the monthly payments. As such, we intend to rent each of the apartments to families that consist of at least two working adults with credit histories and references which we can verify are in good standing.

Housing is a major need and commitment for a family, and we do not anticipate much difficulty in collecting the monthly payments from the tenants.

Patents and Trademarks

There are no aspects of our business plan which require a patent, trademark, or product license. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Government and Industry Regulation

In Costa Rica, there are numerous government controls in place with reference to housing construction, all of which revolve around the specifications of the architectural plans.

In order to proceed with the construction phase of our business plan, we are required by law to submit the architectural plans for our project to the municipality for approval before being granted a construction permit. The plans must be approved by a licensed architect or civil engineer who is a member of the College of Engineers and Architects of Costa Rica.

A complete set of plans includes a design plan, site plan, distribution plan, elevation and transversal and longitude perspectives, roof design and drainage, design of footings and support beams, structural plans, electrical design, mechanical and sanitary system design, as well as a plan that details the construction's interior finish.

We have hired the services of Tropical Design Group S.A., an architectural firm, who has completed the design and aforementioned plans for two rental units to be built on the site owned by Deltron, and currently those plans are before the City of San Isidro de Heredia for approval and issuance of the construction permits.

Research and Development Activities and Costs

Deltron has spent no time in the last two fiscal years on specialized research and development activities, and has no plans to undertake any research or development in the future.

Compliance with Environmental Laws

There are no special environmental laws for building apartments on a property in Costa Rica which is zoned for residential housing.

Once we have determined that we have sufficient funding to proceed with our business plan, we will begin to look for an additional property to purchase. We will only purchase a property in a neighborhood that is zoned for residential housing.

Subcontractors

We intend to use the services of Trim Studios S.A. who will supervise the subcontractors for labour and property construction. However, at this time we are only in preliminary negotiations with Trim Studios S.A., and we have not formally committed to hiring them.

Employees and Employment Agreements

At present, we have no full-time employees. Our three officers and directors are part-time employees and each will devote up to approximately 20 hours per week of their time to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties. Because our officers and directors are inexperienced with construction, they will hire a qualified person for the, development of the property who will also supervise the hiring of the labour for the construction.

Reports to Security Holders

Deltron will voluntarily make available an annual report including audited financials on Form 10-K or Form 10-KSB to security holders. We will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K or 10-KSB, and quarterly reports on Form 10-Q or 10-QSB.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding Deltron and filed with the SEC at http://www.sec.gov.

Risks associated with DELTRON, INC.

We are a start-up company with a lack of operating history and profitability. Deltron has incurred losses since inception and we expect those losses to continue in the future. As a result, we may have to suspend or cease operations.

We were incorporated on September 14th, 2005, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As a result, it is possible that we may not generate revenues in the future. We have incurred a net loss of $42,597 since inception to September 30, 2006, and in order to generate revenue we are dependent on:

  Our ability to finance and construct our rental units

  Our ability to find tenants who will rent the apartments in order to generate revenues

  Based upon current plans, we expect to incur operating losses in future periods. This will happen because the maximum possible revenues we can generate from the business will not be sufficient enough to cover the expenses associated with operating the company. As such, we may not be able to generate enough future revenues to cover our expenses, which could cause us to suspend or cease operations.

  Because Deltron is a small company, and does not have much capital, if we are unable to raise additional funds to meet our needs we may have to scale back operations which could result in a loss of your investment.

  Because we are a small company with limited financial resources, we are limited in our ability to successfully implement our business plan, and we may not be able to build and rent as many apartments as we would like. In that case, we would have to raise more capital in order for the business to be successful.

  If we cannot build and rent enough apartments, then we would be unable to generate the revenues required in order to maintain our business and this could result in a loss of your investment.

  Because Mr. Phillips has other outside business activities, he will only be able to dedicate a limited amount of his time to Deltron's operations. This could result in periodic interruptions or suspensions of the business plan.

  Because our company president Mr. Phillips has other outside business interests, he will only be able to devote a limited amount of his time to our operations. Deltron operations may occur at times which are inconvenient to Mr. Phillips, which could result in the development of our plan being periodically interrupted or suspended.

  Because Deltron's Operations and Assets are concentrated in Costa Rica and not in the United States, we are subject to the risks associated with currency fluctuations.

  Deltron will be subject to fluctuations in the exchange rates between the U.S. dollar and the Costa Rican colone. The funds being raised for this prospectus are in U.S. dollars and will be placed in a U.S. dollar account. However, any fluctuation in currency value between the U.S. dollar and Costa Rican colone could cause an increase in overall expenses that would exceed the achievable revenues. If that were the case, Deltron would have to cease or suspend operations.

  If our officers and directors resign or die without having found replacements, our operations will be suspended or cease altogether. Should that occur, you could lose your investment.

  We have 2 officers and 3 directors and we are entirely dependant upon them in order to conduct our operations. If they should resign or die, there will be no one to run Deltron, and the company has no Key Man insurance. If such an event were to take place and we were unable to find other persons to run us, our operations would be suspended or cease entirely, and this would result in the loss of your investment.

  Our business plan requires us to hire an independent contractor to build the apartments. If we hire a contractor who fails to build the apartments on schedule, within budget, or within the government building code, we may have to cease operations and you could lose your investment.

  Because no one on our management is trained in construction, we will have to hire a general contractor to build the apartments. Unlike the United States, there is very little regulation governing construction companies or general contractors in Costa Rica, and no qualifications are required in order to own or operate a construction business. So, it is vital that we hire an experienced construction company with a proven track record.

  Also, Costa Rica is a country where construction problems are rampant. The industry is notorious for its inability to complete projects on schedule, budget, or in compliance with the required government building codes.

  Furthermore, it can take many years in Costa Rica to resolve any dispute in the courts. So, should we desire to sue the construction company because they did not meet their contractual agreements and/or obligations, we may have to cease operations and you could lose your investment.

  Our shares are defined as "penny stock", the rules imposed on the sale of the shares may affect your ability to resell any shares, if at all.

  Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

  Because there is no public trading market for our common stock, you may not be able to resell or liquidate your investment.

  There is currently no public trading market for our common stock. There is no central place, stock exchange, or electronic trading system that would enable you to resell your shares.

  We have contacted a market maker to file an application on our behalf to have our common stock listed for quotation on the Over-the-Counter Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. We have been dealing with Spartan Securities Group, Ltd., in St. Petersburg Florida, to obtain eligibility for quotation on the OTCBB. As of December 1, 2006, the NASD is still reviewing our file and no decision has been made.

  If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, the common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

  We will incur ongoing costs and expenses for SEC reporting and compliance, without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

  We have contacted a market maker, Spartan Securities Group, Ltd., to have our common shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

  ITEM 2. DESCRIPTION OF PROPERTY

  Deltron's principal place of business and corporate offices is located at Sabana Oeste, Restuarante Princessa Marina, 100 Metros Oeste, San Jose, Republic of Costa Rica, the telephone number is (011) 506-290-4886. The office space is a 3,000 square foot shared-office building in which Deltron rents a 150 square foot office from S.N.B. Abogados, the landlord. We have no intention of finding another office space to rent during the development stage of the company and will operate from these premises at a rate of $200 USD a month. The terms of the rental agreement are month to month, and are cancelable at any time with 30 days written notice.

  Deltron currently owns a 592 square meter lot in San Isidro de Heredia, Costa Rica. This property was purchased for $40,657.00 on March 29, 2006, from an un-affiliated third party, through our wholly-owned subsidiary Deltron Holding Corporation S.A. The funds to purchase the property were loaned to Deltron Holdings by Shawn Phillips, our president. The balance is non-interest bearing and there are no specific terms of repayment. When we have sufficient revenue to maintain operations, being generated from the rental of the proposed housing units, the Board of Directors will at that time address terms of repayment to Mr. Phillips.  This is not expected to occur within the first year of operations. In the event our business plan fails and we are forced to sell the property, the loan would be repaid from the proceeds of the sale.

  Investment Policies

  The Company plans to invest in certain real estate properties in Costa Rica, pursuant to its business plan, for the building and subsequent renting of apartments in Costa Rica. The Company does not have any limitations on the percentage of assets it may invest in real estate holdings. Acquisition of real estate will be done primarily for the purpose of generating income for the Company. The Company will primarily seek undeveloped acreage in Costa Rica on which to build the apartments. There are no limitations on the number of mortgages the Company may have on any given piece of real estate.

  ITEM 3. LEGAL PROCEEDINGS

  We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

  ITEM 4. SUMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  No matters were submitted to a vote of security holders during the fiscal year ended September 30, 2006.

  PART II

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  No public market currently exists for shares of our common stock. We are currently working with Spartan Securities Group, Ltd., in St. Petersburg Florida, who has filed an 15c2-11on our behalf, with the NASD, to have our common stock listed for quotation on the Over-the-Counter Bulletin Board. As of December 1, 2006 our 15c2-11 was still being reviewed by the NASD.

  Of the 5,545,000 shares of common stock outstanding as of December 1, 2006, 1,800,000 shares were owned by Mmes. Rivera Mora and Proenza Sanfiel and Mr. Porras and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

  At December 1, 2006, there were 39 shareholders of record.

  Status of our public offering

  On June 16, 2006, our Form SB-2 registration statement (SEC file no. 333-130197) was declared effective by the SEC. From July, 2006 to September 2006, we partially completed our public offering by selling 3,745,000 shares of common stock to 36 persons in consideration of $74,900. We closed our offering on September 9th, 2006.

  Since completing our public offering, until September 30, 2006, we have used the proceeds as follows:

Architectural Plans Costs and Permits	$7,860
Property Tax, Insurance, & Maintenance Costs	$0
Professional Fees	$5,650
Promotional Materials & Advertising	$0
Office and Miscellaneous Expenses	$60
Cash on Hand	$61,330

Totals	$74,900

  Holders

  As of September 30, 2006, we have 5,545,000 Shares of $0.001 par value common stock issued and outstanding held by 39 shareholders of record.

  The stock transfer agent for our securities is Holladay Stock Transfer, 2939 N. 67th Place, Scottsdale, Arizona 85251, telephone (480) 481-3940.

  Dividends

  We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

  Section Rule 15(g) of the Securities Exchange Act of 1934

  The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

  Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

  Securities authorized for issuance under equity compensation plans

  We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

  Section 16(a)

  Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

  We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2006.

  ITEM 6. PLAN OF OPERATION

  Results of Operations

  We have generated no revenues since inception and have incurred $42,597 in expenses through September 30, 2006.

  The following table provides selected financial data about our company for the year ended September 30, 2006.

Balance Sheet Data:	9/30/06
-------------------------	-------------
Cash	$ 61,331
Total assets	$ 111,908
Total liabilities	$ 48,605
Shareholders' equity	$ 63,303

  Cash provided by financing activities for the year ended September 30, 2006 was $105,900, $31,000 from the sale of shares to our officers and directors and the spouse of a director and $74,900 resulting from the sale of our common stock in our current initial public offering to 36 independent investors.

  Plan of Operation

  Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

  The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

  We are a start-up, development stage corporation and have not yet generated or realized any revenues from our business operations. Our plan is to build housing in Costa Rica and market the units for rent to local residents via classified newspaper advertising and word of mouth.

  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and no revenues are anticipated until we begin receiving income from rental sales--and there is no assurance we will ever reach this point.

  Accordingly, we must raise sufficient capital from sources other than from the rental sales. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We raised $74,900 from our public offering. Under this offering we sold 3,745,000 common shares at $0.02 per share to 36 shareholders, thus we have a total of 5,545,000 shares issued and outstanding to 39 shareholders (includes the 3 directors of the company). As of September 30, 2006, we had cash on hand of $61,331. This probably will not enable us to fund operations for the next twelve months, and we will have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

  We have used the above-mentioned funds to start to develop our property located in San Jose, Costa Rica. Our development program is explained as much as possible in the business section of this 10-KSB. We do not intend to acquire or dispose of any plant or significant equipment during the next twelve months.

  Our development target is to construct two rental units on our property in San Isidro de Heredia within the first nine months of 2007, and we intend to start generating revenues in the last three months of 2007. Our success depends on being able to finance the construction of the units, which will most likely require additional loans from our directors, or the sale of additional securities, in order to complete.

  We are currently in negotiations with Trim Studios S.A. to supervise the development and construction of the property.

  As we have raised the required minimum of $60,000, or the sale of 40% of our offering, we have commenced with operations by hiring an architectural firm, Tropical Design Group S.A., to design the rental units, and we are currently in negotiations to hire a general contractor, Trim Studios S.A. to begin construction.

  As of September 30, 2006, Deltron had $61,331 in cash.

  It was our intention to raise the entire $150,000 as permitted under our offering, however, we raised $74,900, prior to closing our offering September 9, 2006, and we are implementing our plan by building two housing units on the property.

  Once we have built the apartments, we will advertise them for rent by way of classified newspaper advertising, word of mouth, and a large billboard sign that we will erect on the front of the property. We feel that the location of the property, combined with classified newspaper advertising and a billboard sign placed on the front of the lot will be an important part to the success of our business development, acting as an effective way to introduce Deltron and its product to the public. Our advertising will focus on reasonably priced rental housing in a desirable area. Special emphasis will be placed on the "modern" features that come with each apartment including hot water, cable access, internet, and telephone access.

  During the first year of operations, our officers and directors will provide their labor at no charge. We do not anticipate hiring any staff during the next 12 months of operation.

  The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate rental revenue.

  If we are unable to generate enough rental revenue to stay in business, or if we run out of cash to complete the construction of the two apartments, we will have to find alternative sources for money, like a second public offering, a private placement of securities, or loans from our officers or others. Equity financing could result in additional dilution to existing shareholders.

  If we are unable to meet our needs for cash, then we may be unable to continue, develop, or expand our operations.

  We have no plans to undertake any product research and development during the term covered by this prospectus. There are also no plans or expectations to acquire or sell any plant or significant equipment in the first year of operations.

  The development program for 2006 consisted of purchasing a property for the construction of our rental units and hiring an architect to design two apartments. The architectural designs have been completed and have been approved by the College of Architects and Engineers of Costa Rica (a requirement before plans can be submitted to the city engineering department for approval and issuance of the construction permits) and currently they are in the city engineering department of San Isidro de Heredia, Costa Rica, for approval to receive the construction permits. We anticipate receiving the construction permits in January 2007. By this time it is our intention to have a formal agreement in place with Trim Studios S.A. to proceed with construction. Provided that we have received the construction permits and have signed a contract with Trim Studios S.A. in a timely manner, we intend to commence with construction in January 2007.

  If we are unable to complete any phase of construction because we do not have enough money, we will cease operations until we raise more money. If we can not or do not raise more money, we will be forced to cease operations. If we cease operations, we do not know what we will do and we don't have any plans to do anything.

  We do not intend to hire any employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors, such as Trim Studios S.A., that will be hired by Deltron Holding Corporation S.A. and/or Deltron, Inc. The independent contractors will be responsible for the construction, contracting tradesmen and sub-contractors, as well as the hiring and supervision of the labor required for the construction.

  Limited Operating History; Need for Additional Capital

  There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the development of our property, and possible cost overruns due to price and cost increases in services and supplies.

  To become profitable and competitive, we will need to complete the construction of the apartments and find tenants to rent our units and generate revenues from rental income. We believe that the funds raised from our public offering may not be sufficient enough for us to operate for the next year, and that it is likely we will need to raise more funds in order to continue our business.

  We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

  Liquidity and Capital Resources

  To meet our need for cash we raised $74,900 from our public offering. We cannot guarantee that we have raised enough money through the public offering to stay in business. The money we have raised will be applied to the items set forth in the Use of Proceeds section of our Prospectus filed with the SEC and as explained throughout this 10-KSB. There is a high probability that we will run out of money before the construction of the two rental units we intend to build is complete. If that is the case, we will attempt to raise additional money by way of loans from officers of the company, and/or sale of additional securities. Additional equity financing would result in additional dilution to our existing shareholders.

  We have discussed this matter with our officers and directors and Mr. Phillips has agreed to advance funds as needed. There is no written agreement with Mr. Phillips to this affect. The agreement is entirely oral. Mr. Phillips has advanced $42,765 to date. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering, together with the loans advanced, may allow the company to operate for up to one year. Other than as described in this paragraph, we have no other financing plans.

  We anticipate beginning construction in January of 2007. From our preliminary discussions with Trim Studios S.A., a construction contractor, it is estimated that the entire construction time for the two units will take approximately five months. Hence, the earliest we will be able to make the units available for rent to the public will be in June 2007. At this time we will need to advertise our units for rent and find tenants. It is estimated that it will take approximately two months to find suitable tenants and generate rental income. As such, we do not anticipate receiving any rental income or revenues sooner than August 2007.

  Since inception of the Company on September 14, 2005, to September 30, 2006, the Company has issued 5,545,000 common shares at $0.01 and $0.02 per share for total proceeds of $105,900. This was accounted for as an acquisition of shares.

  We received a $42,765 loan from Mr. Phillips, our President. This amount owed to Mr. Phillips is non-interest bearing, unsecured, and due on demand.

  As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

  As of September 30, 2006, our total assets were $111,908 and our total liabilities were $48,605.

  Summary of Significant Accounting Policies

  Going Concern and Liquidity Considerations

  The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended September 30, 2006, the Company had a loss from operations of $37,453, an accumulated deficit of $42,597 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2007.

  The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

  In response to these problems, management intends to raise additional funds through public or private placement offerings.

  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Basis of Consolidation

  These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Deltron Holdings Corporation S.A. All intercompany balances and transactions have been eliminated.

  Basis of Presentation

  The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage companies.

  Use of Estimates

  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

  Cash and Cash Equivalents

  Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from date of purchase, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

  Asset Retirement Obligations

  The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset.

  Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement.

  Fair Value of Financial Instruments and Derivative Financial Instruments

  The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents, accounts payable and amount due to related party approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

  Segment Reporting

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

  Earnings (Loss) per Share

  The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

  Risks and Uncertainties

  The Company operates in the real estate development and property rental industry that is subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating a real estate development and property rental business, including the potential risk of business failure.

  Comprehensive Income (Loss)

  SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the periods ended September 30, 2006 and 2005, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the periods ended September 30, 2006 and 2005.

  Foreign Currency Translations

  The Company's functional currency is the Costa Rican Colone. The Company's reporting currency is the U.S. dollar. All transactions initiated in Costa Rican Colones are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

  Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

  Equity at historical rates; and

  Revenue and expense items at the average rate of exchange prevailing during the period.

  Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity (deficiency) as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income (loss).

  For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the period.

  Stock-Based Compensation

  Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". For the periods ended September 30, 2006 and 2005, the Company did not have any stock-based compensation.

  Off-Balance Sheet Arrangements

  We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

  Recent Accounting Pronouncements

  Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

  FASB Statements:

  In December 2004, the FASB issued Financial Accounting Standards No 123 (revised 2004) (SFAS 123R), "Share-Based Payment." SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

  In December 2004, FASB issued Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (SFAS 153)." This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

  In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

  In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

  In March 2006, FASB issued Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

  In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

  In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

  ITEM 7. FINANCIAL STATEMENTS

  DELTRON, INC.

  (A Development Stage Company)

  CONSOLIDATED

  FINANCIAL STATEMENTS

  SEPTEMBER 30, 2006 and 2005

  MOORE & ASSOCIATES, CHARTERED

  ACCOUNTANTS AND ADVISORS

  PCAOB REGISTERED

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors

  Deltron Inc. (A Development Stage Company)

  Las Vegas, Nevada

  We have audited the accompanying balance sheet of Deltron Inc. (A Development Stage Company) as of September 30, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows from inception September 14, 2005, through September 30, 2006, and the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deltron Inc (A Development Stage Company) as of September 30, 2006 and 2005 and the results of its operations and its cash flows from inception September 14, 2005, through September 30, 2006 and the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's net losses of $37,453 and accumulated deficit of $42,597 as of September 30, 2006 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Moore & Associates, Chartered

  Moore & Associates Chartered

  Las Vegas, Nevada

  December 19, 2006

  2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

  Deltron, Inc.

  (A Development Stage Company)

  Consolidated Balance Sheets

  - The Accompanying Notes Are An Integral Part Of These Financial Statements -

  Deltron, Inc.

  (A Development Stage Company)

  Consolidated Statements of Operations

  - The Accompanying Notes Are An Integral Part Of These Financial Statements -

  Deltron, Inc.

  (A Development Stage Company)

  Consolidated Statement of Stockholders' Equity (Deficiency)

  - The Accompanying Notes Are An Integral Part Of These Financial Statements -

  Deltron, Inc.

  (A Development Stage Company)

  Consolidated Statements of Cash Flows

  - The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc. (A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

  1. Organization

  Deltron, Inc. (the "Company") is a Nevada corporation incorporated on September 14, 2005. It is based in San Jose, Costa Rica. During the year ended September 30, 2006 the Company incorporated a wholly owned subsidiary, Deltron Holdings Corporation S.A., in San Jose, Costa Rica. The Company was incorporated on November 17, 2005.

  The Company is a development stage company that intends to engage principally in the acquisition and development of rental housing properties in the district of San Jose, Costa Rica. To date, the Company's activities have been limited to its formation, the raising of equity capital and the acquisition of property (Note 4).

  Going Concern and Liquidity Considerations

  The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended September 30, 2006, the Company had a loss from operations of $37,453, an accumulated deficit of $42,597 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2007.

  The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

  In response to these problems, management intends to raise additional funds through public or private placement offerings.

  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  2. Significant Accounting Policies

  a) Basis of Consolidation

  The consolidated financial statements presented are those of the Company and its wholly-owned subsidiary, Deltron Holdings Corporation S.A. All intercompany balances and transactions have been eliminated.

  b) Basis of Presentation

  The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (US GAAP) applicable to development stage companies.

Deltron, Inc. (A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

  2. Significant Accounting Policies - Continued

  c) Use of Estimates

  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

  d) Cash and Cash Equivalents

  Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from date of purchase, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

  e) Asset Retirement Obligations

  The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset.

  Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement.

  f) Fair Value of Financial Instruments and Derivative Financial Instruments

  The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents, accounts payable and amount due to related party approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

  g) Segment Reporting

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

Deltron, Inc. (A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

  2. Significant Accounting Policies - Continued

  h) Income Taxes

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

  i) Earnings (Loss) per Share

  The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

  j) Risks and Uncertainties

  The Company operates in the real estate development and property rental industry that is subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating a real estate development and property rental business, including the potential risk of business failure.

  k) Comprehensive Income (Loss)

  SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the periods ended September 30, 2006 and 2005, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the periods ended September 30, 2006 and 2005.

Deltron, Inc. (A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

  2. Significant Accounting Policies - Continued

  l) Foreign Currency Translations

  The Company's functional currency is the Costa Rican Colone. The Company's reporting currency is the U.S. dollar. All transactions initiated in Costa Rican Colones are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

  iv)    Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

  v)    Equity at historical rates; and

  vi)    Revenue and expense items at the average rate of exchange prevailing during the period.

  Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity (deficiency) as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income (loss).

  For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the period.

  m) Stock-Based Compensation

  Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". For the periods ended September 30, 2006 and 2005, the Company did not have any stock-based compensation.

Deltron, Inc. (A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

  3. Capital Stock

  a) Authorized Stock

  The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

  b) Share Issuances

  From inception of the Company (September 14, 2005) to September 30, 2005, the Company issued 500,000 common shares at $0.01 per share for total cash proceeds of $5,000, being $500 for par value shares and $4,500 for additional paid-in capital, to the spouse of a director and officer of the Company.

  During the year ended September 30, 2006, the Company issued 1,300,000 common shares at $0.02 per share for total cash proceeds of $26,000, being $1,300 for par value shares and $24,700 for additional paid-in capital. 400,000 shares were sold to an officer and director, 400,000 shares were sold to a director, and 500,000 shares were sold to the spouse of a director and officer of the Company. The Company issued 3,745,000 common shares at $0.02 per share for total cash proceeds of $74,900, being $3,745 par value shares and $71,115 for additional paid-in capital, to 36 independent investors.

  A total of 5,545,000 common shares are outstanding at September 30, 2006.

  4. Development in Progress

  On March 29, 2006, through the wholly-owned subsidiary Deltron Holdings Corporation S.A., a property was purchased for $40,657. The funds to purchase the property were loaned to Deltron Holdings Corporation S.A., by Shawn Phillips, the President of the Company.

  As at September 30, 2006, the Company has incurred development costs of $7,860, relating to architecture and construction permit fees.

  5. Related Party Balances and Transactions

  Related party transactions not disclosed elsewhere in these financial statements are as follows.

  As at September 30, 2006, the Company owed an individual, who is a director and officer of the Company $42,765 (September 30, 2005 - $1,332). This balance is non-interest bearing and is due on demand.

  These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Deltron, Inc. (A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

  6. Income Taxes

  The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. At September 30, 2006 the Company has an estimated net operating loss carryforward for federal tax purposes of $42,597, which, if unused to offset future taxable income, will begin to expire in 2025 and continue through 2026. The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. A 100% valuation allowance has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.

  7. New Accounting Pronouncements

  Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

  FASB Statements:

  In December 2004, the FASB issued Financial Accounting Standards No 123 (revised 2004) (SFAS 123R), "Share-Based Payment." SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

  In December 2004, FASB issued Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (SFAS 153)." This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

  In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

Deltron, Inc. (A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

  7. New Accounting Pronouncements - Continued

  In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

  In March 2006, FASB issued Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

  In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

  In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

  None.

  ITEM 8A. CONTROLS AND PROCEDURES

  As of September 30, 2006, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Company's disclosure controls and procedures were effective.

  The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed to monitor its effectiveness. During the fiscal year ended September 30, 2006, there were no changes to this system of internal controls or in other factors that could affect those controls.

  ITEM 8B.    OTHER INFORMATION

  No items required to be reported on Form 8-K during the fourth quarter of the year covered by this report were not previously reported on Form 8-K.

  PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  Directors are elected by the stockholders to a term of one year and serve until their successor is elected and qualified. Officers are elected by the Board of Directors to a term of one year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating, auditing or compensation committees.

  The name, address, age and position of our officers and director is set forth below:

Name and Address	Age	Position(s)
Shawn Phillips	37	President, CEO, CFO, Treasurer, and
Suite #410		member of the Board of Directors
1040 West Georgia Street
Vancouver, BC Canada V6E 4H1

Fernando Porras	47	Secretary and member of the Board of Directors
Sabana Oeste,
Restaurante Princessa Marina
100 metros Oeste
San Jose, Republica de Costa Rica

Hilda Rivera	40	Member of the Board of Directors
Sabana Oeste,
Restaurante Princessa Marina
100 metros Oeste
San Jose, Republica de Costa Rica

  The persons named above have held their offices/positions since inception of our Company and are expected to hold said offices/positions until the next annual meeting of our stockholders. The officers and directors are our only officers, directors, promoters and control persons.

  Background Information about Our Officers and Directors

  Shawn Phillips

  Mr. Phillips has over 18 years experience in the direct marketing industry specializing in both business-to-business and direct to consumer mail-order sales.

  He has sold millions of dollars worth of informational reports/booklets ranging from how to live a healthier and more prosperous life, to discount coupon books, financial services, semi-precious jewelry, travel information, and organic foods.

  Mr. Phillips has spent three of the last five years living in San Jose Costa Rica operating a direct to consumer mail-order firm that markets various information products by mail to the United States and Europe.

  He now divides his time between Costa Rica and Vancouver, Canada, where he currently resides.

  Fernando Porras

  Mr. Porras is a trained Computer Engineer who in 1988 received his Bachelor of Engineering degree from the U.A.C.A. (University Autonoma of Central America) in San Jose, Costa Rica.

  For the last three years he has worked for Q.M. & A. of Costa Rica as a consultant in their effort to acquire the building rights to a power plant project in Costa Rica that the government plans to build on the country's west coast in 2007.

  Prior to his involvement with Q.M.& A. Mr. Porras acted as the Systems Administrator for Hitachi in Costa Rica.

  Hilda Rivera

  Ms. Rivera is a Land Developer and convenience store proprietor living in San Jose, Costa Rica.

  In the last five years Mrs. Rivera has developed six residential properties in Costa Rica which she currently rents to the public.

  Involvement in Certain Legal Proceedings

  To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

  Audit Committee and Charter

  We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

  Audit Committee Financial Expert

  None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

  Code of Ethics

  We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

  Disclosure Committee and Charter

  We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

  Employment Agreements

  We have no employment contracts with any of our officers or employees.

  ITEM 10. EXECUTIVE COMPENSATION

  Currently, none of our officers and/or directors is being compensated for their services during the development stage of our business operations.

  The officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

  In addition, none of our officers, directors or employees is party to any employment agreements.
SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Comp.
				Other	Awards	Payouts
Name and				Annual
Position(s)	Year	Salary	Bonus	Comp.
Shawn Phillips	2006	None	None	None	None	None
President, Treasurer,	2005	None	None	None	None	None
CEO, CFO & Director

Fernando Porras	2006	None	None	None	None	None
Secretary & Director	2005	None	None	None	None	None

Hilda Rivera	2006	None	None	None	None	None
Director	2005	None	None	None	None	None

  There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended September 30, 2006. There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended September 30, 2006.

  Long-Term Incentive Plan Awards

  We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

  Compensation of Directors

  Our directors do not receive any compensation for serving as members on the board of directors.

  Employment Contracts

  As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

  Indemnification

  Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

  Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTT AND RELATED STOCKHOLDER MATTERS

  The Company currently has no equity compensation plans and thus has no securities authorized for issuance under such plans.

  The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what such ownership will be assuming completion of the sale of all shares in this offering, which we can't guarantee. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares:

	Name and Address	Amount &
	Beneficial	Nature	Percentage
Title of Class	Owner	of Ownership	of Class

Common	Shawn Phillips	0	0%
Suite #410
1040 West Georgia Street
Vancouver, BC
Canada V6E 4H1

Common	Fernando Porras	400,000	7.2%
Sabana Oeste,
Restaurante Princessa Marina
100 metros Oeste
San Jose, Republic de Costa Rica

Common	Hilda Rivera	400,000	7.2%
Sabana Oeste,
Restaurante Princessa Marina
100 metros Oeste
San Jose, Republic de Costa Rica

All Officers and
Directors as a Group		800,000	14.4%

Common	Yoenia Proenza Sanfiel(1)	1,000,000	18.0%
Suite #410
1040 West Georgia Street
Vancouver, BC
Canada V6E 4H1

  (1) Ms. Yoenia Proenza Sanfiel is the wife of our President, Shawn Phillips.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

  In October 2005, 400,000 shares of Deltron's common stock were issued to Fernando Porras, an officer and director of the company and 400,000 shares of Deltron's common stock were issued to Hilda Rivera, a director of the company, in exchange for $0.02 per share, or a total of $16,000 in cash.

  In September 2005, 500,000 shares of Deltron's common stock was issued, in exchange for $0.01 per share, or a total of $5,000 in cash and in October 2005, 500,000 shares of common stock was issued, in exchange for $0.02 per share, or a total of $10,000 in cash to Yoenia Proenza Sanfiel. Shawn Phillips, an officer and director, and Yoenia Proenza Sanfiel, a majority shareholder, are married.

  As at September 30, 2006, the Company owed Shawn Phillips, a director and officer of the company $42,765. This balance is non-interest bearing and is due on demand.

  On March 29, 2006, through our wholly-owned subsidiary Deltron Holding Corporation S.A. we purchased our first property for $40,657.00 from an un-affiliated third party. The funds to purchase the property were loaned to Deltron Holding by Shawn Phillips, our President. The balance is non-interest bearing and there are no specific terms of repayment. When we have sufficient revenue to maintain operations, being generated from the rental of the proposed properties, the Board of Directors will at that time address terms of repayment to Mr. Phillips.  This is not expected to occur within the first year of operations. In the event our business plan fails and we are forced to sell the property, the loan would be repaid from the proceeds of the sale.

  ITEM 13. EXHIBITS

  The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-130197. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:
Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
5.1	Opinion re: Legality.
10	Property Purchase Agreement
23.1	Consent of Independent Auditor.
23.2	Consent of Counsel (See Exhibit 5)
99.1	Subscription Agreement.
99.2	Rental Agreement

  The following exhibits are included with this filing:

Exhibit
Number	Description

14.1	Code of Ethics
31.1	Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Sec. 906 Certification of pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2006:	$10,700
2005:	$ 4,630

  Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2006:	$ 0.00
2005:	$ 0.00

  Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:
2006:	$ 0.00	Nature of Services: None (see note below)
2005:	$ 843	Nature of Services: Tax Return (compliance)

  Preparation of the Company's corporate tax return for the fiscal year ended September 30, 2006 will not be performed by our principal accountants.

  All Other Fees:
2006:	$ 0.00
2005:	$ 0.00

  (5)   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

  (6)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

   SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  December 27, 2006                                                                     DELTRON, INC., REGISTRANT

  By: /s/ Shawn Phillips

  ______________________________

  Shawn Phillips, President, Treasurer, Principal Executive

  Officer, Principal Accounting Officer, Principal Financial Officer, & Member of the Board of Directors

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  December 27, 2006                                                                     By: /s/ Shawn Phillips

  ______________________________

  Shawn Phillips, President, Treasurer, Principal Executive Officer,

  Principal Accounting Officer, Principal Financial Officer, &

  Member of the Board of Directors

  December 27, 2006                                                                     By: /s/ Fernando Porras

  ______________________________

  Fernando Porras, Secretary & Member of the Board of Directors