Form 10QSB
period 2006-12-31
Deltron, Inc.
filed 2007-02-14
CIK 1345913

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the Period ended December 31, 2006

Commission File Number 333-130197

DELTRON, INC.

(Name of small business issuer in its charter)

Nevada                                                     86-1147933

                                                                                                    (State of                                                   (IRS Employer

                                                                                                 Incorporation)                                               (ID Number)

Sabana Oeste, de la Princessa Marina, 200 Metros Oeste y 100 mts Norte,

Porton verde, Frente SBC Computadoras, San Jose, Republic de Costa Rica

Telephone: 011-506-853-2239

(Address and telephone number of principal executive offices)

Sabana Oeste, Restaurante Princessa Marina, 100 Metros Oeste

S.N.B. Abogados, San Jose, Republic de Costa Rica

(Former Address)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ____

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X No ______

As of December 31, 2006, the registrant had 5,545,000 shares of common stock, $0.001 par value, issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes ___ No X .

ITEM 1. FINANCIAL STATEMENTS

DELTRON, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED

FINANCIAL STATEMENTS

DECEMBER 31, 2006

Unaudited

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Balance Sheet

ASSETS
	As at	As at
	December 31,	September 30,
	2006	2006
	Unaudited	Audited

CURRENT ASSETS
Cash and cash equivalents	$51,691	$61,331
Prepaid expenses	800	2,060
	52,491	63,391

Development in progress (Note 4)
Land	40,657	40,657
Development costs	11,027	7,860
	51,684	48,517

TOTAL ASSETS	$104,175	$111,908

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,097	$2,840
Accrued liabilities	1,000	3,000
Due to related party (Note 5)	42,265	42,765
	45,362	48,605

Going Concern (Note 1)

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding:
5,545,000 common shares	5,545	5,545
Additional paid-in capital	100,355	100,355
Deficit accumulated during the development stage	(47,087)	(42,597)
Total Equity	58,813	63,303

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$104,175	$111,908

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statements of Operations

Unaudited

			Cumulative from
			Inception
			(September 14,
			2005) to
	Three-Months Ended December 31,		December 31,
	2006	2005	2006

EXPENSES

Professional fees	$3,590	$9,561	$37,170
General and administrative	90	1,897	9,917

Loss for the Period	$(4,490)	$(11,458)	$(47,087)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.001)	$(0.012)

Weighted Average Basic and Diluted
Common Shares Outstanding	5,545,000	966,304

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statement of Stockholders' Equity (Deficiency)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - September 14, 2005	-	$-	$-	$-	$-
Common shares issued for cash
at $0.01 per share	500,000	500	4,500	-	5,000
Loss for the period	-	-	-	(5,144)	(5,144)

Balance - September 30, 2005 (audited)	500,000	$500	$4,500	$(5,144)	$(144)

Common shares issued for cash
at $0.02 per share	5,045,000	5,045	95,855	-	100,900
Loss for the year	-	-	-	(37,453)	(37,453)

Balance - September 30, 2006 (audited)	5,545,000	5,545	100,355	(42,597)	63,303

Loss for the period	-	-	-	(4,490)	(4,490)

Balance - December 31, 2006 (unaudited)	5,545,000	$5,545	$100,355	$(47,087)	$58,813

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

Unaudited

			Cumulative from
			Inception
			(September 14,
			2005) to
	Three-Months Ended December 31,		December 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Loss for the period	$(4,490)	$(11,458)	$(47,087)

Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	1,260	2,950	(800)
Increase (decrease) in accounts payable	(743)	-	2,097
Increase (decrease) in accrued liabilities	(2,000)	(550)	1,000
Net cash used in operating activities	(5,973)	(9,058)	(44,790)

CASH FLOWS FROM INVESTING ACTIVITIES
Building costs	(3,167)	-	(11,027)
Property purchased	-	-	(40,657)
Net cash used in investing activities	(3,167)	-	(51,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (payments to) related party	(500)	(332)	42,265
Common stock issued for cash	-	26,000	105,900
Net cash provided by (used in) financing activities	(500)	25,668	148,165

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,640)	16,610	51,691

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,331	500	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,691	$17,110	$51,691

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
Unaudited

1. Organization

Deltron, Inc. (the "Company") is a Nevada corporation incorporated on September 14, 2005. It is based in San Jose, Costa Rica. The Company incorporated a wholly owned subsidiary, Deltron Holdings Corporation S.A., in San Jose, Costa Rica on November 17, 2005.

The Company is a development stage company that intends to engage principally in the acquisition and development of rental housing properties in the district of San Jose, Costa Rica. To date, the Company's activities have been limited to its formation, the raising of equity capital and the acquisition of property (Note 4).

Going Concern and Liquidity Considerations

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31 2006, the Company has working capital of $7,129 and an accumulated deficit of $47,087. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2007.

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

2. Significant Accounting Policies

a) Basis of Consolidation

These consolidated financial statements presented are those of the Company and its wholly-owned subsidiary, Deltron Holdings Corporation S.A. All intercompany balances and transactions have been eliminated.

b) Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (US GAAP) applicable to development stage companies.

Deltron, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
Unaudited

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
Notes to Interim Consolidated Financial Statements
December 31, 2006

Unaudited

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

k) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended December 31, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended December 31, 2006.

Deltron, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006

Unaudited

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

m) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". For the period ended December 31, 2006, the Company did not have any stock-based compensation.

Deltron, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006

Unaudited

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

A total of 5,545,000 common shares are outstanding at December 31, 2006.

4. Development in Progress

On March 29, 2006, through the wholly-owned subsidiary Deltron Holdings Corporation S.A., a property was purchased for $40,657. The funds to purchase the property were loaned to Deltron Holdings Corporation S.A., by the President of the Company.

As at December 31, 2006, the Company has incurred development costs of $11,027, relating to architecture and construction permit fees.

5. Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows.

As at December 31, 2006, the Company owed an individual, who is a director and officer of the Company $42,265. This balance is non-interest bearing and is due on demand.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Deltron, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
Unaudited

6. Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. At December 31, 2006 the Company has an estimated net operating loss carryforward for federal tax purposes of $47,087, which, if unused to offset future taxable income, will begin to expire in 2025 and continue through 2026. The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. A 100% valuation allowance has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.

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
Notes to Interim Consolidated Financial Statements
December 31, 2006

Unaudited

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words such as: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this quarterly. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

We have generated no revenues since inception and have incurred $47,087 in expenses through December 31, 2006.

The following table provides selected financial data about our company for the period ended December 31, 2006.

Balance Sheet Data:                             12/31/06

Cash                                                   $   51,691

Total assets                                         $ 104,175

Total liabilities                                     $   45,362

Shareholders' equity                            $   58,813

Our cash in the bank at December 31, 2006 was $51,691. In order to satisfy our cash requirements we were required to complete our offering of up to 7,500,000 shares registered pursuant to our SB-2 Registration Statement which became effective on June 16, 2006. On September 7, 2006, we closed the offering after selling 3,745,000 shares to 36 independent investors at the offering price of $0.02 for proceeds of $74,900.

Net cash provided by financing activities since inception through December 31, 2006, was $105,900 consisting of $31,000, raised from the private sale of stock to our officers and directors and $74,900 from our offering.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

Plan of Operation

We have used the above-mentioned funds to start to develop our property located in San Jose, Costa Rica. Our development target is to construct two rental units on our property in San Isidro de Heredia within the first nine months of 2007, and we intend to start generating revenues in the last three months of 2007 by way of renting the apartments to the public. Our success depends on being able to finance the construction of the units, which will most likely require additional loans from our directors, or the sale of additional securities, in order to complete.

We are currently in negotiations with Trim Studios S.A. to supervise the development and construction of the property.

After we raised the required minimum of $60,000, which constituted the sale of 40% of our offering, we commenced operations by hiring an architectural firm, Tropical Design Group S.A., to design the rental units. We are currently in negotiations to hire a general contractor, Trim Studios S.A. for the construction phase of our project, pending approval of the construction plans by the city. We anticipate receiving approval in early March, 2007.

As of December 31, 2006, Deltron had $51,691 in cash. From our offering, we raised a total of $74,900, prior to closing our offering September 9, 2006.

Management anticipates that cash on hand will not enable us to fund operations for the next twelve months, including completion of both rental units, and we will have to rely on additional loans from our directors, a second public offering, or a private placement of securities. Our anticipated cash requirement in over the course of the next 12 months is estimated at $119,000, leaving a shortfall of $67,309.

The Board of Directors has accepted the offer of Shawn Phillips, the Company's Director, President and Chief Financial Officer, to advance funds as needed. The agreement is oral and is not in writing. Despite this oral agreement to advance funds, Mr. Phillips can terminate the oral agreement at any time, and not advance additional funds. The Company has no recourse against Mr. Phillips should he elect to not advance funds pursuant to this oral agreement. Mr. Phillips has advanced $42,765 to date.

At the present time, we have not made any other arrangements to raise additional cash. If we need additional cash and cannot raise it, or if Mr. Phillips elects not to advance sufficient funds to complete the Company's project, we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering, together with the loans advanced, may allow the company to operate for part of 2007, but will not allow the Company to complete its project.. Other than as described above, we have no other financing plans.

The following chart details our cash requirements for the next 12 months:

Expenditure Item
Construction Costs	100,000
Property Tax, Insurance, and Maintenance Costs.	1,500
Professional Fees	15,000
Promotional Materials & Advertising	500
Office and Miscellaneous Expenses	2,000
Total	$119,000

If we are unable to meet our needs for cash, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development during the term covered by this prospectus. There are also no plans or expectations to acquire or sell any plant or significant equipment in the first year of operations.

We anticipate receiving approval of the construction plans by early March 2007. By this time it is our intention to have a formal agreement in place with Trim Studios S.A. to proceed with construction. Provided that we have received the construction permits and have signed a contract with Trim Studios S.A. in a timely manner, and we have sufficient cash available, we intend to commence with construction in March 2007.

If we are unable to complete any phase of construction because we do not have sufficient, we will cease operations until we raise more money. If we can not or do not raise more money, we will be forced to cease operations. If we cease operations, we have no other contingent plans for the Company.

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

Critical Accounting Policies

It is suggested that these financial statements be read in conjunction with our September 30, 2006 audited financial statements and notes thereto, which can be found in our Form 10-KSB Annual Report on the SEC website at www.sec.gov under our SEC File Number 333-130197.

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Basis of Consolidation

These consolidated financial statements presented are those of the Company and its wholly-owned subsidiary, Deltron Holdings Corporation S.A. All inter-company balances and transactions have been eliminated.

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

k) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended December 31, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended December 31, 2006.

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

m) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". For the period ended December 31, 2006, the Company did not have any stock-based compensation.

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

ITEM 6. EXHIBITS

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

February 13, 2007                                         Deltron, Inc., Registrant

By: /s/ Shawn Phillips

______________________________

Shawn Phillips, Director, President, Secretary, Treasurer

Principal Executive Officer, Principal Accounting Officer & Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 13, 2007                                         Deltron, Inc., Registrant

By: /s/ Shawn Phillips

______________________________

Shawn Phillips, Director, President, Secretary, Treasurer

Principal Executive Officer, Principal Accounting Officer & Principal Financial Officer