Form 10QSB
period 2007-03-31
Deltron, Inc.
filed 2007-05-08
CIK 1345913

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the Period ended March 31, 2007

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

                Yes X                         No ____

As of March 31, 2007, the registrant had 5,545,000 shares of common stock, $0.001 par value, issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes ___ No X .

ITEM 1. FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the period ended September 30, 2006, previously filed in a Form 10-KSB Annual Report with the Securities and Exchange Commission.

DELTRON, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED

FINANCIAL STATEMENTS

MARCH 31, 2007

Unaudited

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Balance Sheet

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
March 31, 2007
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

Going Concern and Liquidity Considerations

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2007, the Company had working capital of $697 and an accumulated deficit of $52,032. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2007.

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
March 31, 2007
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
March 31, 2007
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

k) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended March 31, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended March 31, 2007.

Deltron, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2007
Unaudited

2. Significant Accounting Policies - Continued

l) Foreign Currency Translations

The Company's functional currency is the Costa Rican Colone. The Company's reporting currency is the U.S. dollar. All transactions initiated in Costa Rican Colones are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

i.      Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

ii.     Equity at historical rates; and

iii.    Revenue and expense items at the average rate of exchange prevailing during the period.

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

m) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". For the period ended March 31, 2007, the Company did not have any stock-based compensation.

Deltron, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2007
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

A total of 5,545,000 common shares are outstanding at March 31, 2007.

4. Development in Progress

On March 29, 2006, through the wholly-owned subsidiary Deltron Holdings Corporation S.A., a property was purchased for $40,657. The funds to purchase the property were loaned to Deltron Holdings Corporation S.A., by the President of the Company.

As at March 31, 2007, the Company has incurred development costs of $12,514, relating to architecture and construction permit fees.

5. Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows.

As at March 31, 2007, the Company owed an individual, who is a director and officer of the Company $42,265. This balance is non-interest bearing and is due on demand.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Deltron, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2007
Unaudited

6. Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. At March 31, 2007, the Company had an estimated net operating loss carryforward for federal tax purposes of $52,032, which, if unused to offset future taxable income, will begin to expire in 2025 and continue through 2027. The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. A 100% valuation allowance has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.

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
March 31, 2007
Unaudited

7. New Accounting Pronouncements - Continued

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

In February 2007, FASB issued Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

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

Results of Operations

We have generated no revenues since inception and have incurred 52,032 in cumulative expenses through March 31, 2007.

The following table provides selected financial data about our company for the period ended March 31, 2007.

                        Balance Sheet Data:                                     03/31/07

                        Cash                                                            $ 45,340

                        Total assets                                                  $ 98,711

                        Total liabilities                                              $ 44,843

                        Shareholders' equity                                     $ 53,868

Our cash in the bank at March 31, 2007 was $45,340. In order to satisfy our cash requirements we were required to complete our offering of up to 7,500,000 shares registered pursuant to our SB-2 Registration Statement which became effective on June 16, 2006. On September 7, 2006, we closed the offering after selling 3,745,000 shares to 36 independent investors at the offering price of $0.02 for proceeds of $74,900.

Net cash provided by financing activities since inception, September 14, 2005, through March 31, 2007, was $148,165 consisting of $31,000 raised from the private sale of stock to our officers and directors and $74,900 from our SB-2 offering and a $42,265 non-interest bearing loan from an officer and director of the Company.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

Plan of Operation

Deltron, Inc was formed in September of 2005 for the purposes of constructing rental housing in Costa Rica. To date, we have used the above-mentioned funds to start to develop our plan by purchasing a property in San Isidro de Heredia, Costa Rica, and hiring an architect to design two housing units which we intend to construct and rent to the public.

However, at this time, Deltron, Inc and its wholly owned subsidiary, Deltron Holding Corporation SA, has cancelled its contract with the architects, Tropical Design Group, and suspended negotiations with the construction firm, Trim Studios SA, because of the increase in the cost of building materials.

As such, the construction phase of our plan has been placed on hold until we are able to raise additional funds in order to complete construction. We have not yet determined the amount of additional funds we will need. If we are unable to complete the construction phase of our plan because we do not have sufficient funds, we will cease operations until we raise more money. If we cannot or do not raise more money, we will be forced to cease operations entirely.

If we are unable to meet our needs for cash, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development during the term covered by this prospectus, and there are no plans or expectations to acquire or sell any plant or significant equipment during the next 12 months of operations.

We do not intend to hire any employees at this time.

Liquidity and Capital Resources

Since inception, September 14, 2005 we have funded our operations through the public and private offerings of our common stock, totalling $105,900. From our SB-2 offering, we raised a total of $74,900 prior to closing the offering on September 9, 2006. Prior to this we raised $31,000 from our officers and/or directors in private offerings.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity. Unless we construct two rental units on our property, we do not expect to incur any material capital expenditures during the next twelve months nor do we expect to hire additional employees.

As of March 31, 2007, we had cash resources of $45,340. Our activities consist solely of constructing two housing units on a property we currently own, renting those housing units to the public, and complying with our obligations under federal securities laws.

Our anticipated cash requirement over the course of the next 12 months is estimated at $119,000, leaving a shortfall of $73,660. We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.

Although Shawn Phillips, the Company's Director, President and Chief Financial Officer, has previously agreed to advance funds as needed, Mr. Phillips has terminated this agreement because of the increase in the price of materials for construction. The agreement with Mr. Phillips to advance funds as needed was oral and not in writing. Despite this oral agreement to advance funds, Mr. Phillips was able to terminate the oral agreement at any time, and not advance additional funds. The Company has no recourse against Mr. Phillips for not advancing funds pursuant to this oral agreement. Mr. Phillips has advanced $42,765 to date.

As such, management anticipates that cash on hand will not enable us to fund operations for the next 12 months and that we will have to rely on additional loans from our directors, a second public offering, or a private placement of securities in order to continue operations.

In the event that we cannot raise the additional cash that the Company requires, we will either have to suspend operations until we do raise the cash, or cease operations entirely and liquidate the Company. Other than as described above, we have no other financing plans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

It is suggested that these financial statements be read in conjunction with our September 30, 2006 audited financial statements and notes thereto, which can be found in our Form 10-KSB Annual Report on the SEC website at www.sec.gov under our SEC File Number 333-130197.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

k) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended March 31, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended March 31, 2007.

l) Foreign Currency Translations

The Company's functional currency is the Costa Rican Colone. The Company's reporting currency is the U.S. dollar. All transactions initiated in Costa Rican Colones are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

i.      Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

ii.     Equity at historical rates; and

iii.    Revenue and expense items at the average rate of exchange prevailing during the period.

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

m) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". For the period ended March 31, 2007, the Company did not have any stock-based compensation.

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

Exhibit

                Number Description

3.1     Articles of Incorporation*

3.2     Bylaws*

31.1   Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer

32.1    Sec. 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 3, 2007                                                                                 Deltron, Inc., Registrant

By: /s/ Shawn Phillips

Shawn Phillips, Director, President, Secretary, Treasurer

Principal Executive Officer, Principal Accounting Officer & Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 3, 2007                                                                                 Deltron, Inc., Registrant

By: /s/ Shawn Phillips

Shawn Phillips, Director, President, Secretary, Treasurer

Principal Executive Officer, Principal Accounting Officer & Principal Financial Officer