Form 10QSB
period 2007-06-03
Deltron, Inc.
filed 2007-08-08
CIK 1345913

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the quarterly period ended June 30, 2007

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

(Former Address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X         No ____

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X         No ______

As of June 30, 2007, the registrant had 5,545,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___     No X .

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Deltron, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended September 30, 2006 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission ("SEC") on December 28, 2006. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the quarter ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2007.

DELTRON, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED

FINANCIAL STATEMENTS

JUNE 30, 2007

Unaudited

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Balance Sheet

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statements of Operations

Unaudited

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statement of Stockholders' Equity (Deficiency)

For the Period of Inception (September 14, 2005) to June 30, 2007

Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount			
Inception - September 14, 2005	-	$ -	$ -	$ -	$ -
Common shares issued for cash at $0.01 per share	500,000	500	4,500	-	5,000
Loss for the period	-	-	-	(5,144)	(5,144)
Balance - September 30, 2005 (*audited*)	500,000	$ 500	$ 4,500	$ (5,144)	$ (144)
Common shares issued for cash at $0.02 per share	5,045,000	5,045	95,855	-	100,900
Loss for the year	-	-	-	(37,453)	(37,453)
Balance - September 30, 2006 (*audited*)	5,545,000	5,545	100,355	(42,597)	63,303
Loss for the period	-	-	-	(4,490)	(4,490)
Balance - December 31, 2006 (*unaudited*)	5,545,000	$ 5,545	$ 100,355	$ (47,087)	$ 58,813
Loss for the period	-	-	-	(4,945)	(4,945)
Balance - March 31, 2007 (*unaudited*)	5,545,000	$ 5,545	$ 100,355	$ (52,032)	$ 53,868
Loss for the period	-	-	-	(2,666)	(2,666)
Balance - June 30, 2007 (*unaudited*)	5,545,000	$ 5,545	$ 100,355	$ (54,698)	$ 51,202

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

Unaudited

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2007
Unaudited

1. Organization

Deltron, Inc. (the "Company") is a Nevada corporation incorporated on September 14, 2005. It is based in San Jose, Costa Rica. The Company incorporated a wholly owned subsidiary, Deltron Holdings Corporation S.A., in San Jose, Costa Rica on November 17, 2005.

The Company is a development stage company that intends to engage principally in the acquisition and development of rental housing properties in the district of San Jose, Costa Rica. To date, the Company's activities have been limited to its formation, the raising of equity capital and the acquisition and development of property (Note 4).

Going Concern and Liquidity Considerations

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2007, the Company had working capital of $1,969 and an accumulated deficit of $54,698. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2007.

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
June 30, 2007
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
June 30, 2007
Unaudited

2. Significant Accounting Policies - Continued

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

k) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended June 30, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended June 30, 2007.

Deltron, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2007
Unaudited

2. Significant Accounting Policies - Continued

l) Foreign Currency Translations

The Company's functional currency is the Costa Rican Colone. The Company's reporting currency is the U.S. dollar. All transactions initiated in Costa Rican Colones are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

i)    Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

ii)    Equity at historical rates; and

iii)    Revenue and expense items at the average rate of exchange prevailing during the period.

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

m) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". For the period ended June 30, 2007, the Company did not have any stock-based compensation.

Deltron, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2007
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

During the year ended September 30, 2006, the Company issued 1,300,000 common shares at $0.02 per share for total cash proceeds of $26,000, being $1,300 for par value shares and $24,700 for additional paid-in capital. 400,000 shares were sold to an officer and director, 400,000 shares were sold to a director, and 500,000 shares were sold to the spouse of a director and officer of the Company. The Company issued 3,745,000 common shares at $0.02 per share for total cash proceeds of $74,900, being $3,745 par value shares and $71,115 for additional paid-in capital, to independent investors.

A total of 5,545,000 common shares are outstanding at June 30, 2007.

4. Development in Progress

On March 29, 2006, through the wholly-owned subsidiary Deltron Holdings Corporation S.A., a property was purchased for $40,657. The funds to purchase the property were loaned to Deltron Holdings Corporation S.A., by the President of the Company.

As at June 30, 2007, the Company has incurred development costs of $12,514, relating to architecture and construction permit fees.

5. Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows.

As at June 30, 2007, the Company owed an individual, who is a director and officer of the Company $42,265. This balance is non-interest bearing and is due on demand.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Deltron, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2007
Unaudited

6. Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. At June 30, 2007, the Company had an estimated net operating loss carryforward for federal tax purposes of $54,698, which, if unused to offset future taxable income, will begin to expire in 2025 and continue through 2027. The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. A 100% valuation allowance has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.

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
June 30, 2007
Unaudited

7. New Accounting Pronouncements - Continued

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

Results of Operations

We have generated no revenues since inception and have incurred $54,698 in cumulative expenses through June 30, 2007.

The following table provides selected financial data about our company for the period ended June 30, 2007.

Balance Sheet Data:                             06/30/07

Cash                                                   $ 42,490

Total assets                                         $ 95,661

Total liabilities                                     $ 44,459

Shareholders' equity                            $ 51,202

Our cash in the bank at June 30, 2007 was $42,490. In order to satisfy our cash requirements we were required to complete our offering of up to 7,500,000 shares registered pursuant to our SB-2 Registration Statement which became effective on June 16, 2006. On September 7, 2006, we closed the offering after selling 3,745,000 shares to 36 independent investors at the offering price of $0.02 for proceeds of $74,900.

Net cash provided by financing activities since inception, September 14, 2005, through June 30, 2007, was $148,165 consisting of $31,000 raised from the private sale of stock to our officers and directors and $74,900 from our SB-2 offering and a $42,265 non-interest bearing loan from an officer and director of the Company.

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

However, at this time, Deltron, Inc and its wholly owned subsidiary, Deltron Holding Corporation SA, has cancelled its contract with the architects, Tropical Design Group, and suspended negotiations with the construction firm, Trim Studios SA, in March of 2007 because of the increase in the cost of building materials.

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

Liquidity and Capital Resources

Since inception, September 14, 2005 we have funded our operations through the public and private offerings of our common stock, totaling $105,900. From our SB-2 offering, we raised a total of $74,900 prior to closing the offering on September 9, 2006. Prior to this we raised $31,000 from our officers and/or directors in private offerings.

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

As of June 30, 2007, we had cash resources of $42,490. Our activities consist solely of constructing two housing units on a property we currently own, renting those housing units to the public, and complying with our obligations under federal securities laws.

Provided that we proceed with the construction of two rental units, our anticipated cash requirement over the course of the next 12 months is estimated at $144,000, leaving a shortfall of $98,660. We believe that our current cash resources will not be sufficient to fund operations for the next twelve months.

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

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended June 30, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended June 30, 2007.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". For the period ended June 30, 2007, the Company did not have any stock-based compensation.

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

Exhibit

Number Description

3.1 Articles of Incorporation*

3.2 Bylaws*

31 Rule 13a-14(a)/15d-14a(a) Certifications

32 Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 3, 2007                                                                         Deltron, Inc., Registrant

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