Form 10KSB
period 2007-09-30
Deltron, Inc.
filed 2007-12-18
CIK 1345913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual report under Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended September 30, 2007.

☐ Transition report under Section 13 or 15(d) of the securities exchange act of 1934

DELTRON, INC.
(Exact name of small business issuer in its charter)

Nevada	333-130197	86-1147933
(State or other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

Sabana Oeste, Restaurante Princessa Marina,

200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras,

San Jose, Republica de Costa Rica
(Address of principal executive offices)

Issuer’s telephone number: 011-506-853-2239

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes¨ No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB x

Indicate by check mark whether the registrant is a shell company (Rule 12b-2 of the Exchange Act)     ☒ Yes¨ No

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  As of December 1, 2007, there were 3,745,000 issued and outstanding shares of our common stock, par value $0.001 per share, held by non-affiliates.  The aggregate value of the securities held by non-affiliates on December 1, 2007 was $0.00 as our common stock does not presently trade.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 1, 2007, the issuer had 5,545,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___; No _X_

DOCUMENTS INCORPORATED BY REFERENCE

TABLE OF CONTENTS

PART I

Item 1.

Description of Business.

  3

Item 2.

Description of Property.

  8

Item 3.

Legal Proceedings.

  9

Item 4.

Submission of Matters to a Vote of Securities Holders.

  9

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters.

  9

And Small Business Issuer Purchases of Equity Securities.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

10

Item 7.

Financial Statements.

17

Item 8.

Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure.

30

Item 8A.

Controls and Procedures.

30

Item 8B

Other Information.

30

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and

Corporate Governance; Compliance with Section 16(a) of the

Exchange Act.

30

Item 10.

Executive Compensation.

32

Item 11.

Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters.

34

Item 12.

Certain Relationships and Related Transactions, and Director

Independence.

35

Item 13.

Exhibits.

36

Item 14.

Principal Accountant Fees and Services.

37

Signatures

38

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Plan of Operation” and “Business”.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Information

Deltron, Inc. was incorporated in the State of Nevada on September 14, 2005.  We were formed as a land development company that intends to construct rental housing units in Costa Rica.  In March of 2006, Deltron, Inc. purchased a property in San Isidro de Heredia, Costa Rica, which we intend to develop.  We raised $74,900 from our recent public offering, and with this money we intend to finance the construction of two rental units on this property.  Deltron’s principal place of business and corporate offices are located at Sabana Oeste, Restuarante Princessa Marina, 200 Metros Oeste, 100 Norte, Porton Verde, Frente SBC Computadoras, San Jose, Republic of Costa Rica, telephone number (011) 506-290-4886.  The office space is a 3,000 square foot shared-office building in which Deltron has use of a 150 square foot office. Our fiscal year end is September 30.

As of September 30, 2007 we had generated no revenues.  We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position, please refer to note 1 of our financial statements.

We have a total of 100,000,000 authorized common shares with a par value of $0.001 per share and 5,545,000 common shares issued and outstanding as of September 30, 2007.

We completed a form SB-2 Registration Statement under the Securities Act of 1933 registering 7,500,000 shares (minimum of 3,000,000) of our common stock in connection with an offering of the 7,500,000 shares at a price of $0.02 per share. As of September 30, 2007, we had partially completed the offering and raised a total of $74,900 on the issuance of the 3,745,000 shares.  We closed the offering on September 7, 2006.

Business Development

Deltron, Inc. has no revenues and limited operations.  We have sustained losses since inception, September 14, 2005, to September 30, 2007, of $58,765, and rely solely upon the sale of securities and loans from our corporate officers and directors for funding.

Deltron, Inc. incorporated Deltron Holdings Corporation S.A. “Deltron S.A.”) on November 17th, 2005 in San Jose, Costa Rica, a company in which Deltron, Inc. owns 100% of the shares.   Deltron S.A. was used to purchase the property that we currently have available for our development plans.

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

The property we purchased, and the apartments that we intend to construct, will be owned by Deltron S.A., a company incorporated in San Jose, Costa Rica, on November 17th 2005,  the shares of which are 100% owned by Deltron, Inc.  Upon the closing of our most recent offering on September 9, 2006,, we had raised a total of $74,900 from the sale of 3,745,000 common shares, or approximately 50% of the offering.  In accordance with our prospectus dated June 16, 2006, we believed this would enable us to build 2 apartments and rent them to the public.

However, we were required to suspend the construction of the two apartments/housing units due to lack of funds, as the cost of construction has significantly increased since our original estimate in 2005.  This is in large part due to the increase in the price of construction materials, as well as a major increase in the cost of labor due to the current construction boom in Costa Rica and the resulting labor shortage.

Presently, our primary focus is to raise sufficient funding in order that we may construct a minimum of two (2) three-bedroom apartments with the goal of renting them to middle-income families in order to generate revenue.     Provided that we are able to raise additional funding, we anticipate that construction will take approximately 5 months.  Since we are not sure when or if we are able to raise such funds, at this time we do not know when we can expect to generate any revenues from housing rentals, if at all.

If we are ultimately successful in raising the funding and completing the constriction, The final product will be competitive in both quality and affordability when compared to similar housing offered by our competitors.  However, we intend to distinguish our rental units from the competition by providing features not found in many Costa Rican rental properties, such as secured entry, hot water, modern fixtures, internet, cable, and telephone access.

Deltron will provide ongoing maintenance of the properties and apartments on a regular basis, and we will make any repairs as needed, and all tenants will have twenty-four hour telephone access to a property caretaker in case of emergency.

Competitive Business Conditions and Strategy; Deltron’s Position in the Industry

Deltron intends to establish itself as a competitive company in an already existing market.  Currently, there are many other corporate and private entities that offer rental housing in Costa Rica.  Most of these rental properties are offered for lease by word of mouth or classified advertising.

The company’s founder and President, Mr. Phillips, a direct marketing consultant, has lived in Costa Rica for three of the past seven years, and together with Hilda Rivera, a director of the company and Costa Rican land developer, has found that there is a high demand among the target market for quality rental housing of the kind that Deltron intends to offer, particularly those that have access to modern features such as hot water, internet, cablevision, and are located near public transportation, schools and shopping.

Our strategic approach is to offer “middle-class” housing to lower middle-income families.  Part of this will be achieved by constructing apartments with a small frontage area and walkway, as well as a privately enclosed back yard.

The Company also believes that because the housing will be new and contain modern features, it will be more desirable to prospective tenants than many of the options offered by our competitors.   Manicured garden areas, hot water, cable, internet and telephone access are not common features found many lower-middle income housing units in Costa Rica, and we contend that this will help to set us apart from the competition.

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

Sales and Distribution Methods

When and if contracted, we will offer the apartments for rent via word of mouth and classified newspaper advertisement on terms of renewable one-year lease agreements.  We will also require a one-month damage deposit from the tenant, which will be refunded at the end of the lease agreement – provided that there is no damage to the apartment other than normal wear and tear, or because of circumstances beyond the tenant’s control.

The tenant will be responsible for paying the electricity, cable, internet, telephone and water bills directly to the providers.

The rental agreements between Deltron and the tenants will be written and executed by a Costa Rican attorney.

Sources and Availability of Products

Construction companies and building materials are plentiful in Costa Rica and the market places for each of these products and services are highly competitive.   The success of Deltron’s business plan relies heavily on finding a general contractor with whom we can negotiate to construct the apartments on schedule and within budget. Deltron, Inc will begin looking to hire a construction company to build the apartment units once we have received sufficient funding.  At this time, we have not entered into any agreements with any construction firm.

Dependence on one or a few major customers

Deltron’s business plan is dependent upon finding tenants who will rent our apartments and make the monthly payments.  As such, we intend to rent each of the apartments to families that consist of at least two working adults with credit histories and references which we can verify are in good standing.

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

A complete set of plans includes a design plan, site plan, distribution plan, elevation and transversal and longitude perspectives, roof design and drainage, design of footings and support beams, structural plans, electrical design, mechanical and sanitary system design, as well as a plan that details the construction’s interior finish.

We have hired the services of Tropical Design Group S.A., an architectural firm, who has completed the design and aforementioned plans for two rental units to be built on the site owned by Deltron.  Eventually, those plans will need to be presented to the City of San Isidro de Heredia for approval and issuance of the building permits once we are ready to enter into the construction phase of our business plan.

Research and Development Activities and Costs

Deltron has spent no time in the last two fiscal years on specialized research and development activities, and has no plans to undertake any research or development in the future.

Compliance with Environmental Laws

The property which we intend to build the two apartment units has been zoned for residential housing, and there are no special environmental laws for building apartments on a property in Costa Rica which is zoned for residential housing.

Subcontractors

At this time we are not in any negotiations to hire the services of any subcontractor(s).

In the future, when we are ready to commence with the construction phase of our business plan, we will hire a construction firm who will be directly responsible for the hiring and supervision of any required subcontractors.

Employees and Employment Agreements

At present, we have no full-time employees. Our one officer and two directors are part-time employees and each will devote up to approximately 20 hours per week of their time to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties. Because our officers and directors are inexperienced with construction, they will hire a qualified person for the, development of the property who will also supervise the hiring of the labour for the construction.

Risks associated with DELTRON, INC.

We are a start-up company with a lack of operating history and profitability.  Deltron has incurred losses since inception and we expect those losses to continue in the future.  As a result, we may have to suspend or cease operations.

We were incorporated on September 14th, 2005, and we have not started our proposed business operations or realized any revenues.  We have no operating history upon which an evaluation of our future success or failure can be made.  As a result, it is possible that we may not generate revenues in the future.  We have incurred a net loss of $58,765 since inception to September 30, 2007, and in order to generate revenue we are dependent on:

•

Our ability to finance and construct our rental units

•

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

Because Mr. Phillips has other outside business activities, he will only be able to dedicate a limited amount of his time to Deltron’s operations.  This could result in periodic interruptions or suspensions of the business plan.

Because our Company president has other outside business interests, he will only be able to devote a limited amount of his time to our operations.  Deltron operations may occur at times which are inconvenient to Mr. Phillips, which could result in the development of our plan being periodically interrupted or suspended.

Because Deltron’s Operations and Assets are concentrated in Costa Rica and not in the United States, we are subject to the risks associated with currency fluctuations.

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

We have 1 officer and 2 directors and we are entirely dependent upon them in order to conduct our operations.  If they should resign or die, there will be no one to run Deltron.  The Company has no key-man insurance.  If such an event were to take place and we were unable to find other persons to run us, our operations would be suspended or cease entirely, and this would result in the loss of your investment.

Our business plan requires us to hire an independent contractor to build the apartments.  If we hire a contractor who fails to build the apartments on schedule, within budget, or within the government building code, we may have to cease operations and you could lose your investment.

Because no one on our management team is trained in construction, we will have to hire a general contractor to build the apartments.  Unlike the United States, there is very little regulation governing construction companies or general contractors in Costa Rica, and no qualifications are required in order to own or operate a construction business.  So, it is vital that we hire an experienced construction company with a proven track record.

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

Our shares are defined as “penny stock”, the rules imposed on the sale of the shares may affect your ability to resell any shares, if at all.

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

Our common stock is quoted on the OTC Electronic Bulletin Board, under the symbol “DTRO”.  To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.  In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.  If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

Reports to Security Holders

The Company is not required to provide annual reports to security holders.

We are subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and will file reports including, but not limited to, Annual Reports of Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and Proxy Statements on Schedule 14.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY.

Deltron’s principal place of business and corporate offices is located at Sabana Oeste, Restuarante Princessa Marina, 200 Metros Oeste, 100 Norte, Porton Verde, Frente SBC Computadoras, San Jose, Republic of Costa Rica, the telephone number is (011) 506-853-2239.  The office space is a 3,000 square foot shared-office building in which Deltron has use of a 150 square foot office. We have no intention of finding office space to rent during the development stage of the company and we will operate from these premises for the time being.  Since we have been given access to office space free of charge, no rental agreement in place and we are subject to eviction without notice at any time.

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

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending or, to our knowledge, threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended September 30, 2007, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL

                 BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “DTRO.OB”.  However, our common stock has not been traded since our inception.  Accordingly, there is no present market for our securities.

Any quotations on the OTC Bulletin Board would reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of December 1, 2007, there were 34 record holders of our common stock.

Status of our public offering

On June 16, 2006, our Form SB-2 registration statement (SEC file no. 333-130197) was declared effective by the SEC. From July, 2006 to September 2006, we partially completed our public offering by selling 3,745,000 shares of common stock to individuals in consideration of $74,900.  We closed our offering on September 9th, 2006.

Since completing our public offering, until September 30, 2007, we have used the proceeds as follows:

Architectural Plans Costs and Permits	$12,514
Property Tax, Insurance, & Maintenance Costs	$260
Professional Fees	$22,709
Promotional Materials & Advertising	$0
Office and Miscellaneous Expenses	$600
Cash on Hand	$38,817

Totals	$74,900

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Equity Compensation Plan Information

We have no authorized equity compensation plans and no outstanding options, warrants or similar rights.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2007.

ITEM 6.  PLAN OF OPERATION

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $91,660 in expenses through September 30, 2007.

The following table provides selected financial data about our company for the fiscal year ended September 30, 2007 and 2006, respectively.

Balance Sheet Data

September 30, 2007

September 30, 2006

Cash and cash equivalents

$

38,816

$

61,331

Total assets

$

91,987

$

111,908

Total liabilities

$

44,852

$

48,605

Shareholders’ equity

$

47,135

$

63,303

Our cash in the bank at September 30, 2007 was $38,816.  Net cash provided by financing activities since inception through September 30, 2007 was $148,165, consisting of $105,900 raised from the sale of our common stock and $42,265 advanced from an officer and director.

Our auditors have issued an opinion that there is a substantial doubt that we can continue as an on-going business for the next 12 months.

Plan of Operation

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report.  Statements contained herein which are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations and intentions.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

We are a start-up, development stage corporation and have not yet generated or realized any revenues from our business operations.  Our plan is to build housing in Costa Rica and market the units for rent to local residents via classified newspaper advertising and word of mouth.

In its report on our September 30, 2007 audited financial statements, our auditors expressed an opinion that there is substantial doubt about our availability to continue as a going concern.  See Note 1.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the development stage and have had no revenues since inception.  For the period from September 14, 2005 (inception) to September 30, 2007, we recorded a net loss of $58,765.  Our continuation as a going concern is dependent on future events, including our ability to raise additional capital and to general positive cash flows.

Accordingly, we must raise sufficient capital from sources other than from the rental sales. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We raised $74,900 from our public offering. Under this offering we sold 3,745,000 common shares at $0.02 per share to independent shareholders, thus we have a total of 5,545,000 shares issued and outstanding. As of September 30, 2007, we had cash on hand of $38,816. This probably will not enable us to fund operations for the next twelve months, and we will have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

We have used the above-mentioned funds to start to develop our property located in San Jose, Costa Rica by hiring an architect who has completed the architectural plans for the two units that we intend to build on our property and eventually rent to the public.

However, at this time, Deltron, Inc and its wholly owned subsidiary, Deltron Holding Corporation SA, has cancelled its contract with the architects, Tropical Design Group, and suspended negotiations with the construction firm, Trim Studios SA, in March of 2007 because of the increase in the cost of building materials and our lack of funds.

As such, the construction phase of our plan has been placed on hold until we are able to raise additional funds in order to complete construction.   If we are unable to complete the construction phase of our plan because of lack of funding, we will cease operations until we raise more money. If we cannot or do not raise more money, we will be forced to cease operations entirely.

We have no plans or expectations to acquire or sell any plant or significant equipment during the next 12 months of operations, and do not intend to hire any employees at this time.

The development target for Deltron, Inc is to construct two rental units on our property in San Isidro de Heredia within the next 12 months of operations and to start generating revenues in the last three months of 2008. However, our success depends on being able to finance the construction of the units, which will require us to raise more funds in order to complete.

Management has discussed the possibility of raising additional funds via additional loans from our directors or the sale of additional securities in order to complete, but at this time no firm decisions or commitments have been made in this regard.

When and if we build the apartments, we will advertise them for rent by way of classified newspaper advertising, word of mouth, and a large billboard sign that we will erect on the front of the property.  We feel that the location of the property, combined with classified newspaper advertising and a billboard sign placed on the front of the lot will be an important part to the success of our business development, acting as an effective way to introduce Deltron and its product to the public.  Our advertising will focus on reasonably priced rental housing in a desirable area.  Special emphasis will be placed on the “modern” features that come with each apartment including hot water, cable access, internet, and telephone access.

In order for us to sustain our cash flow requirements over the next twelve months we will most likely require additional outside funding, like a second public offering, a private placement of securities, or loans from our officers or others.  Equity financing could result in additional dilution to existing shareholders.

If we are unable to meet our needs for cash, then we may be unable to continue, develop, or expand our operations.

The development program for 2006 and 2007 consisted of purchasing a property for the construction of our rental units and hiring an architect to design two apartments.  The architectural designs have been completed and have been approved by the College of Architects and Engineers of Costa Rica (a requirement before plans can be submitted to the city engineering department for approval and issuance of the construction permits) and we have received the construction permits from the city of San Isidro de Heredia.  These construction permits will most likely expire before we have begun any construction, as we have suspended negotiations with any construction firms due to the increase in the cost of building and the construction permits are set to expire in December of 2007.  As such, if we are able to raise enough funds to proceed with the construction phase of our business plan, we will need to apply to the city of San Isidro de Heredia again for the construction permits.

If we are unable to complete any phase of construction because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will be forced to cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything.

Any construction done on the property over the course of the next 12 months would be conducted by unaffiliated independent contractors that would be hired by Deltron Holding Corporation S.A. and/or Deltron, Inc. The independent contractors will be responsible for the construction, contracting tradesmen and sub-contractors, as well as the hiring and supervision of the labor required for the construction.

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

To become profitable and competitive, we will need to complete the construction of the apartments and find tenants to rent our units and generate revenues from rental income.  We believe that the funds raised from our public offering may not be sufficient enough for us to operate for the next 12 months, and that we will need to raise more funds in order to continue our business.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Currently, we have no financing plans.

Liquidity and Capital Resources

To meet our need for cash we raised $74,900 from our public offering.  It now appears that we have not raised enough money through the public offering in order to stay in business. The money we have raised has been and will be applied to the items set forth in the Use of Proceeds section of our Prospectus filed with the SEC and as explained throughout this 10-KSB. However, there is a high probability that we will run out of money before the construction of the two rental units we intend to build is complete.  If that is the case, we will attempt to raise additional money by way of loans from officers of the company, and/or sale of additional securities.  Additional equity financing would result in additional dilution to our existing shareholders.

We have discussed this matter with our officers and directors and Mr. Phillips has agreed to advance funds as needed. However, there is no written agreement with Mr. Phillips to this affect. The agreement is entirely oral. Mr. Phillips has advanced $42,265 to date. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering, together with the loans advanced, will probably not allow the company to operate for the next 12 months. Other than as described in this paragraph, we have no other financing plans.

Since inception of the Company on September 14, 2005, to September 30, 2007, the Company has issued 5,545,000 common shares at $0.01 and $0.02 per share for total proceeds of $105,900. This was accounted for as an acquisition of shares.

We received a $42,265 loan from Mr. Phillips, our President.  This amount owed to Mr. Phillips is non-interest bearing, unsecured, and due on demand.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

As of September 30, 2007, our total assets were $91,987 and our total liabilities were $44,852.

Summary of Significant Accounting Policies

Going Concern and Liquidity Considerations

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at September 30, 2007, the Company had a working capital deficiency of $6,036 and an accumulated deficit of $58,765.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2008.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from date of purchase, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, "Accounting for Asset Retirement Obligations".  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset.

Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement.

Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) Number 119, “Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments”.  The carrying amounts of cash and cash equivalents, accounts payable and amount due to related party approximate their fair values because of the short maturity of these items.  Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

Segment Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  The Company presently operates only in Costa Rica.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Earnings (Loss) per Share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Risks and Uncertainties

The Company operates in the real estate development and property rental industry that is subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating a real estate development and property rental business, including the potential risk of business failure.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the years ended September 30, 2007 and 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the years ended September 30, 2007 and 2006.

Foreign Currency Translations

The Company’s functional currency is the Costa Rican Colone. The Company’s reporting currency is the U.S. dollar.  All transactions initiated in Costa Rican Colones are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

i)

Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

ii)

Equity at historical rates; and

iii)

Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or (loss).  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income (loss).

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the period. No significant realized exchange gains or losses were recorded since September 14, 2005 (inception) to September 30, 2007.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  For the years ended September 30, 2007 and 2006, the Company did not have any stock-based compensation.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”  Revenue will consist of rental income and will be recognized only when all of the following criteria have been met:

(i)

Persuasive evidence for an agreement exists;

(ii)

Delivery has occurred;

(iii)

The fee is fixed or determinable; and

(iv)

Revenue is reasonably assured.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements.

FASB Statements:

In February 2007, FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.”   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

ITEM 7.  FINANCIAL STATEMENTS.

DELTRON, INC.

(A Development Stage Company)

AUDITED CONSOLIDATED

FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 and 2006

DELTRON, INC.

(A Development Stage Company)

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF SEPTEMBER 14, 2005 (INCEPTION) TO SEPTEMBER 30, 2007

Page(s)

Report of Independent Registered Public Accounting Firm

F-3

Balance Sheets as of September 30, 2007 and 2006

F-4

Statement of Operations for the Years Ended September 30, 2007 and 2006

and Cumulative from Inception (September 14, 2005) to September 30, 2007

F-5

Statement of Changes in Stockholders’ Equity for the Period of

Inception (September 14, 2005) to September 30, 2007

F-6

Statement of Cash Flows for the Years Ended September 30, 2007 and 2006

and Cumulative from Inception (September 14, 2005) to September 30, 2007

F-7

Notes to Financial Statements

F-8 – F-13

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Deltron, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Deltron, Inc. (A Development Stage Company) as of September 30, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows through September 30, 2007 and 2006, and Inception on September 14, 2005 through September 30, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deltron, Inc. (A Development Stage Company) as of September 30, 2007 and 2006 and the results of its operations and its cash flows through September 30, 2007 and 2006, and Inception on September 14, 2005 through September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a working capital deficiency of $6,036 and an accumulated deficit of $58,765, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

November 21, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Deltron, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

As at September 30,

ASSETS

	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$38,816	$61,331
Prepaid expenses	-	2,060
Total current assets	38,816	63,391

Development in progress (Note 4)
Land	40,657	40,657
Development costs	12,514	7,860
	53,171	48,517

TOTAL ASSETS	$91,987	$111,908

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$587	$2,840
Accrued liabilities	2,000	3,000
Due to related party (Note 5)	42,265	42,765

TOTAL LIABILITIES	44,852	48,605

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding:
5,545,000 common shares	5,545	5,545
Additional paid-in capital	100,355	100,355
Deficit accumulated during the development stage	(58,765)	(42,597)
Total Stockholders' Equity	47,135	63,303

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$91,987	$111,908

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

			Cumulative from
			Inception
			(September 14,
			2005) to
	Year Ended September 30,		September 30,
	2007	2006	2007

REVENUES	$-	$-	$-

OPERATIONG EXPENSES
Professional fees	13,904	28,436	48,174
General and administrative	2,264	9,017	10,591

Total Operating Expenses	16,168	37,453	58,765

Other Income (Expense)	-	-	-

Net Loss Applicable to Common Shares	$(16,168)	$(37,453)	$(58,765)

PER SHARE DATA:

Basic and Diluted Loss per Common Share	$(0.003)	$(0.015)

Weighted Average Basic and Diluted
Common Shares Outstanding	5,545,000	2,553,228

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

For the Period of Inception (September 14, 2005) to September 30, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - September 14, 2005	-	$-	$-	$-	$-
Common shares issued for cash
at $0.01 per share	500,000	500	4,500	-	5,000
Loss for the period	-	-	-	(5,144)	(5,144)

Balance - September 30, 2005 (audited)	500,000	$500	$4,500	$(5,144)	$(144)

Common shares issued for cash
at $0.02 per share	5,045,000	5,045	95,855	-	100,900
Loss for the year	-	-	-	(37,453)	(37,453)

Balance - September 30, 2006 (audited)	5,545,000	5,545	100,355	(42,597)	63,303

Loss for the year	-	-	-	(16,168)	(16,168)

Balance - September 30, 2007 (audited)	5,545,000	$5,545	$100,355	$(58,765)	$47,135

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Cumulative from
			Inception
			(September 14,
			2005) to
	Year Ended September 30,		September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(16,168)	$(37,453)	$(58,765)
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	2,060	2,128	-
Increase (decrease) in accounts payable	(2,253)	2,840	587
Increase (decrease) in accrued liabilities	(1,000)	(500)	2,000
Net Cash Used in Operating Activities	(17,361)	(32,985)	(56,178)

CASH FLOWS FROM INVESTING ACTIVITIES
Building costs	(4,654)	(7,860)	(12,514)
Property purchased	-	(40,657)	(40,657)
Net Cash Used in Investing Activities	(4,654)	(48,517)	(53,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (payments to) related party	(500)	41,433	42,265
Common stock issued for cash	-	100,900	105,900
Net Cash Provided by Financing Activities	(500)	142,333	148,165

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,515)	60,831	38,816

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,331	500	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,816	$61,331	$38,816

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007 and 2006

1.

Organization

Deltron, Inc. (the “Company”) is a Nevada corporation incorporated on September 14, 2005.  It is based in San Jose, Costa Rica.  The Company incorporated a wholly owned subsidiary, Deltron Holdings Corporation S.A., in San Jose, Costa Rica on November 17, 2005.

The Company is a development stage company that intends to engage principally in the acquisition and development of rental housing properties in the district of San Isidro de Heredia, Costa Rica.  To date, the Company’s activities have been limited to its formation, the raising of equity capital and the acquisition and development of property (Note 4).

Going Concern and Liquidity Considerations

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at September 30, 2007, the Company had a working capital deficiency of $6,036 and an accumulated deficit of $58,765.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2008.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.

Significant Accounting Policies - Continued

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from date of purchase, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, "Accounting for Asset Retirement Obligations".  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset.

Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement.

Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) Number 119, “Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments”.  The carrying amounts of cash and cash equivalents, accounts payable and amount due to related party approximate their fair values because of the short maturity of these items.  Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

2.

Significant Accounting Policies – Continued

Segment Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  The Company presently operates only in Costa Rica.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Earnings (Loss) per Share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Risks and Uncertainties

The Company operates in the real estate development and property rental industry that is subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating a real estate development and property rental business, including the potential risk of business failure.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the years ended September 30, 2007 and 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the years ended September 30, 2007 and 2006.

2.

Significant Accounting Policies - Continued

Foreign Currency Translations

The Company’s functional currency is the Costa Rican Colone. The Company’s reporting currency is the U.S. dollar.  All transactions initiated in Costa Rican Colones are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

i)

Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

ii)

Equity at historical rates; and

iii)

Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or (loss).  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income (loss).

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the period. No significant realized exchange gains or losses were recorded since September 14, 2005 (inception) to September 30, 2007.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  For the years ended September 30, 2007 and 2006, the Company did not have any stock-based compensation.

2.

Significant Accounting Policies - Continued

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”  Revenue will consist of rental income and will be recognized only when all of the following criteria have been met:

i)

Persuasive evidence for an agreement exists;

ii)

Delivery has occurred;

iii)

The fee is fixed or determinable; and

iv)

Revenue is reasonably assured.

New Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements.

FASB Statements:

In February 2007, FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.”   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

3.

Capital Stock

Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

3.

Capital Stock - Continued

Share Issuances

From inception of the Company (September 14, 2005) to September 30, 2007, the Company has issued 500,000 common shares at $0.01 per share and 5,045,000 common shares at $0.02 per share, resulting in total proceeds of $105,900 and 5,545,000 common shares issued and outstanding at September 30, 2007 and 2006.  Of these shares, 400,000 were issued to a director of the Company, 400,000 were issued to a former director and officer, 1,000,000 were issued to the spouse of a director and officer of the Company, and 3,745,000 were issued to independent investors.

4.

Development in Progress

On March 29, 2006, through the wholly-owned subsidiary Deltron Holdings Corporation S.A., a property was purchased for $40,657. The funds to purchase the property were loaned to Deltron Holdings Corporation S.A., by the President of the Company.

As at September 30, 2007, the Company has incurred development costs of $12,514 ($7,860 - September 30, 2006), relating primarily to architecture and construction permit fees.

5.

Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows.

As at September 30, 2007, the Company owed an individual, who is a director and officer of the Company $42,265 ($42,765 - September 30, 2006).  This balance is non-interest bearing and is due on demand.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  At September 30, 2007, the Company had an estimated net operating loss carryforward for federal tax purposes of $58,765, which, if unused to offset future taxable income, will begin to expire in 2025 and continue through 2027.  The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization.  A 100% valuation allowance has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                 FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

Shawn Phillips, our principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, he concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide a reasonable level of assurance that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND

                 CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE

                 EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information, as of December 1, 2007, with respect to our sole officer and two directors:

Name and Address	Age	Positions
Shawn Phillips Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	38	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and member of the Board of Directors
Hilda Rivera Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	41	Member of the Board of Directors

Shawn Phillips has held the positions of President, CEO, CFO, Treasurer and a director since inception and the position of Secretary since February 5, 2007.  He is expected to hold said offices/positions until the next annual meeting of our stockholders.

Hilda Rivera has been a member of the Board of Directors since inception.  She is expected to hold said position until the next annual meeting of our stockholders.

Mr. Phillips and Ms. Rivera are our only officers, directors, promoters and control persons.

Background of our Officer and Directors

Shawn Phillips

Mr. Phillips has over 19 years experience in the direct marketing industry specializing in both business-to-business and direct to consumer mail-order sales.

He deals mostly with informational reports/booklets ranging from how to live a healthier lifestyle, to discount coupon books, financial services, semi-precious jewelry, travel information, and organic foods.

Mr. Phillips has spent three of the last six years living in San Jose Costa Rica operating a direct to consumer mail-order firm that markets various information products by mail to the United States and Europe.

Hilda Rivera

Ms. Rivera is a Land Developer and convenience store proprietor living in San Jose, Costa Rica.

In the last six years Mrs. Rivera has developed six residential properties in Costa Rica which she currently rents to the public.

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

Board of Directors

None of our directors receive any remuneration for acting as such.  Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees.  No such committees have been appointed to date.  Accordingly, we do not have an audit committee or an audit committee financial expert.  We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations.  Similarly we do not have a nominating committee or a committee performing similar functions.  Our entire board serves the functions of an audit committee and a nominating committee.  We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

We are not presently required to have independent directors.  Our two directors, Shawn Phillips and Hilda Rivera are not independent.  If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Code of Ethics

We have adopted a corporate code of ethics.  We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics was previously filed on December 28, 2006as Exhibit 14.1 to our 10KSB for the year ended September 30, 2006.  We will also provide to any person, without charge and upon request, a copy of the code of ethics.  Any such request must be made in writing to us at, Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San Jose, Republica de Costa Rica.

Employment Agreements

We have no employment contracts with any of our officers or employees.

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two years ended September 30, 2007 to

(i)

all individuals serving as Deltron’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level;

(ii)

Deltron’s two most highly compensated executive officers other than the PEO who (A) served as executive officers at the end of the last completed fiscal year and (B) received annual compensation during the last completed fiscal year in excess of $100,000; and

(iii)

up to two additional individuals for whom disclosure would have been provided pursuant to subsection (ii) of this paragraph but for the fact that the individual was not serving as an executive officer of Deltron at the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shawn Phillips, CEO, CFO, Secretary, Treasurer, Director (PEO)	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Hilda Rivera, Director	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Currently, none of our officers and/or directors is being compensated for their services during the development stage of our business operations.

We have not paid any salaries in 2007, and we do not anticipate paying any salaries at any time in 2007.  We will not begin paying salaries until we have adequate funds to do so.

The officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf.  In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved.  We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Shawn Phillips	0	0	0	0	0	0	0	0	0
Hilda Rivera	0	0	0	0	0	0	0	0	0

We have not issued any stock options or maintained any stock option or other incentive plans since our inception.  We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.  Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments.  During the fiscal year ended September 30, 2007, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Indemnification

Under our bylaws, the Company will indemnify any person who was or is a party or is threatened to be made a party to any proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Company) by reason of the fact that such person is or was a director, trustee, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, trustee, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgment, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonable believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful.  The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, will not, of itself, create a presumption that the person did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action proceeding, had reasonable cause to believe that such person’s conduct was unlawful.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                   AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 1, 2007 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage Ownership
Shawn Phillips Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	0	0%
Hilda Rivera Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	400,000	7.2%

All officers and directors as a group (2 people)	400,000	7.2%

Fernando Porras (1) Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	400,000	7.2%
Yoenia Proenza Sanfiel (2) Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	1,000,000	18%

(1)  Mr. Porras is the former Secretary and Director of the company. He resigned on February 5, 2007.

(2)  Ms. Yoenia Proenza Sanfiel is the wife of our President, Shawn Phillips.

The percentage ownership is calculated based on 5,545,000 shares of our common stock issued and outstanding as of December 1, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                   INDEPENDENCE

In September and October 2005, we issued a total of 1,800,000 shares of restricted common stock, 0, 400,000, and 400,000 common shares were issued to Shawn Phillips, Fernando Porras and Hilda Rivera, respectively, our then directors and officers. 1,000,000 shares were issued to Yoenia Proenza Sanfiel, the wife of Mr. Phillips.  This was accounted for as an issuance of shares of common stock in the amount of $31,000.  These shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

Effective February 5, 2007, Fernando Porras resigned as our Secretary and director.  His resignation did not result from any disagreement with us.

Effective February 5, 2007, Shawn Phillips, our President, Chief Financial Officer, Treasurer, and a director, was appointed as our Secretary to fill the position vacated by Mr. Porras.

As at September 30, 2007, the Company owed Shawn Phillips, a director and officer of the company $42,265.  This balance is non-interest bearing and is due on demand.

On March 29, 2006, through our wholly-owned subsidiary Deltron Holding Corporation S.A. we purchased our first property for $40,657 from an un-affiliated third party.  The funds to purchase the property were loaned to Deltron Holding Corporation S.A. by Shawn Phillips, our President.  The balance is non-interest bearing and there are no specific terms of repayment.  When we have sufficient revenue to maintain operations, being generated from the rental of the proposed properties, the Board of Directors will at that time address terms of repayment to Mr. Phillips.  This is not expected to occur within the next year of operations.  In the event our business plan fails and we are forced to sell the property, the loan would be repaid from the proceeds of the sale.

Mr. Phillips and Ms. Rivera, our only directors, are not independent under the independence standards under Item 407(a)(1) of Regulation S-B.

PART III

ITEM 13.   EXHIBITS.

Exhibits

The following Exhibits are being filed with this report on Form 10-KSB:

Exhibit No.	Description
21	Subsidiary list of Registrant.

31.1/31.2	Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Principal Executive and Financial Officer.
32.1/31.2	Rule 1350 Certification of Chief Executive and Financial Officer.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended September 30, 2007 and 2006, respectively, are set forth in the table below:

Fee Category	Year ended September 30, 2007	Year ended September 30, 2006
Audit fees (1)	$ 6,000	$ 10,700
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$ 6,000	$ 10,700

(1)

“Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)

“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning, consisting of preparation of our corporate tax returns for the periods ended September 30, 2006 and 2005.  Our principal accountants are currently preparing the 2007 tax return and did not prepare the tax returns for 2006 and 2005

(4)

“All other fees” consists of fees billed for all other services.

Audit Committee’s Pre-Approval Policies and Procedures

We do not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented.  The Board of Directors will have to pre-approve the engagement of our principal independent accountants to provide non-audit services.  No non-audit services, except for the preparation of corporate tax returns, for which pre-approval has been obtained, were provided by our principal independent accountants in 2007 and 2006.  Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 17, 2007

DELTRON, INC.

By:  /s/ Shawn Phillips

Name:

Shawn Phillips

Title:

President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Shawn Phillips Shawn Phillips	President (principal executive officer), Chief Financial Officer (principal financial officer), Secretary, Treasurer, and member of the Board of Directors	December 17, 2007