Form 10QSB
period 2007-12-31
Deltron, Inc.
filed 2008-02-07
CIK 1345913

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the quarterly period ended December 31, 2007

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

Yes     X

No  ______

As of January 31, 2008, the registrant had 5,545,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___  No  X  .

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Deltron, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended September 30, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on December 18, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended December 31, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2008.

DELTRON, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED

FINANCIAL STATEMENTS

DECEMBER 31, 2007

Unaudited

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Balance Sheet

ASSETS

	As at December 31, 2007	As at September 30, 2007
	Unaudited	Audited

CURRENT ASSETS
Cash and cash equivalents	$32,668	$38,816
Prepaid expenses	-	-
Total current assets	32,668	38,816

Development in progress (Note 4)
Land	40,657	40,657
Development costs	12,514	12,514
	53,171	53,171

TOTAL ASSETS	$85,839	$91,987

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$533	$587
Accrued liabilities	1,000	2,000
Due to related party (Note 5)	42,265	42,265

TOTAL LIABILITIES	43,798	44,852

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding:
5,545,000 common shares	5,545	5,545
Additional paid-in capital	100,355	100,355
Deficit accumulated during the development stage	(63,859)	(58,765)
Total Stockholders' Equity	42,041	47,135

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,839	$91,987

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statements of Operations

Unaudited

			Cumulative from
			Inception
			(September 14,
			2005) to
	Three Months Ended December 31,		December 31,
	2007	2006	2007

REVENUES	$-	$-	$-

OPERATIONG EXPENSES
Professional fees	4,932	3,590	53,105
General and administrative	162	900	10,754

Total Operating Expenses	5,094	4,490	63,859

Other Income (Expense)	-	-	-

Net Loss	$(5,094)	$(4,490)	$(63,859)

PER SHARE DATA:

Basic and Diluted Loss per Common Share	$(0.001)	$(0.001)

Weighted Average Basic and Diluted
Common Shares Outstanding	5,545,000	5,545,000

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statement of Stockholders' Equity (Deficit)

For the Period of Inception (September 14, 2005) to December 31, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - September 14, 2005	-	$-	$-	$-	$-
Common shares issued for cash
at $0.01 per share	500,000	500	4,500	-	5,000
Loss for the period	-	-	-	(5,144)	(5,144)

Balance - September 30, 2005 (audited)	500,000	$500	$4,500	$(5,144)	$(144)

Common shares issued for cash
at $0.02 per share	5,045,000	5,045	95,855	-	100,900
Loss for the year	-	-	-	(37,453)	(37,453)

Balance - September 30, 2006 (audited)	5,545,000	5,545	100,355	(42,597)	63,303

Loss for the year	-	-	-	(16,168)	(16,168)

Balance - September 30, 2007 (audited)	5,545,000	$5,545	$100,355	$(58,765)	$47,135

Loss for the period	-	-	-	(5,094)	(5,094)

Balance - December 31, 2007 (unaudited)	5,545,000	$5,545	$100,355	$(63,859)	$42,041

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

Unaudited

			Cumulative from
			Inception
			(September 14,
			2005) to
	Three Months Ended December 31,		December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(5,094)	$(4,490)	$(63,859)
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	-	1,260	-
Increase (decrease) in accounts payable	(54)	(743)	533
Increase (decrease) in accrued liabilities	(1,000)	(2,000)	1,000
Net Cash Used in Operating Activities	(6,148)	(5,973)	(62,326)

CASH FLOWS FROM INVESTING ACTIVITIES
Building costs	-	(3,167)	(12,514)
Property purchased	-	-	(40,657)
Net Cash Used in Investing Activities	-	(3,167)	(53,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (payments to) related party	-	(500)	42,265
Common stock issued for cash	-	-	105,900
Net Cash Provided by (used in) Financing Activities	-	(500)	148,165

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,148)	(9,640)	32,668

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,816	61,331	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,668	$51,691	$32,668

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

December 31, 2007

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

Going Concern and Liquidity Considerations

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2007, the Company had a working capital deficiency of $11,130 and an accumulated deficit of $63,859.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2008.

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

December 31, 2007

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

December 31, 2007

2.

Significant Accounting Policies – Continued

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

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (September 14, 2005) to December 31, 2007, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (September 14, 2005) to December 31, 2007.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

December 31, 2007

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the period. No significant realized exchange gains or losses were recorded since September 14, 2005 (inception) to December 31, 2007.

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

FASB Statements:

In December 2007, FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

December 31, 2007

2.

Significant Accounting Policies - Continued

New Accounting Pronouncements - Continued

In December 2007, FASB issued a revision to Financial Accounting Standards No. 141 (revised 2007), “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

Share Issuances

From inception of the Company (September 14, 2005) to December 31, 2007, the Company has issued 500,000 common shares at $0.01 per share and 5,045,000 common shares at $0.02 per share, resulting in total proceeds of $105,900 and 5,545,000 common shares issued and outstanding at December 31, 2007.  Of these shares, 400,000 were issued to a director of the Company, 400,000 were issued to a former director and officer, 1,000,000 were issued to the spouse of a director and officer of the Company, and 3,745,000 were issued to independent investors.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

December 31, 2007

4.

Development in Progress

On March 29, 2006, through the wholly-owned subsidiary Deltron Holdings Corporation S.A., a property was purchased for $40,657. The funds to purchase the property were loaned to Deltron Holdings Corporation S.A., by the President of the Company.

As at December 31, 2007, the Company has incurred development costs of $12,514, relating primarily to architecture and construction permit fees.

5.

Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows.

As at December 31, 2007, the Company owed an individual, who is a director and officer of the Company $42,265.  This balance is non-interest bearing and is due on demand.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  At December 31, 2007, the Company had an estimated net operating loss carryforward for federal tax purposes of $63,859, which, if unused to offset future taxable income, will begin to expire in 2025 and continue through 2027.  The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization.  A 100% valuation allowance has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.

ITEM 2.  PLAN OF OPERATION

This report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words such as:  believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this quarterly.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $63,859 in expenses through December 31, 2007.

The following table provides selected financial data about our company for the period ended December 31, 2007.

Balance Sheet Data

December 31, 2007

Cash and cash equivalents

$

32,668

Total assets

$

85,839

Total liabilities

$

43,798

Shareholders’ equity

$

42,041

Our cash in the bank at December 31, 2007 was $32,668.  Net cash provided by financing activities since inception through December 31, 2007 was $148,165, consisting of $105,900 raised from the sale of our common stock and $42,265 advanced from an officer and director.

Plan of Operation

We are a start-up, development stage corporation and have not yet generated or realized any revenues from our business operations.  Our plan is to build housing in Costa Rica and market the units for rent to local residents via classified newspaper advertising and word of mouth.

In its report on our September 30, 2007, audited financial statements, our auditors expressed an opinion that there is substantial doubt about our availability to continue as a going concern.  See Note 1.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the development stage and have had no revenues since inception.  For the period from September 14, 2005 (inception) to December 31, 2007, we recorded a net loss of $63,859.  Our continuation as a going concern is dependent on future events, including our ability to raise additional capital and to general positive cash flows.

Accordingly, we must raise sufficient capital from sources other than from the rental sales. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We raised $74,900 from our public offering. Under this offering we sold 3,745,000 common shares at $0.02 per share to independent shareholders, thus we have a total of 5,545,000 shares issued and outstanding. As of December 31, 2007, we had cash on hand of $32,668. This probably will not enable us to fund operations for the next twelve months, and we will have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

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

The development target for Deltron, Inc is to construct two rental units on our property in San Isidro de Heredia within the next nine months of operations, and to start generating revenues in the last three months of 2008. However, our success depends on being able to finance the construction of the units, which will require us to raise more funds in order to complete.

Management has discussed the possibility of raising additional funds via additional loans from our directors, or the sale of additional securities in order to complete construction, but at this time no firm decision or commitments have been made.

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

In order for us to sustain our cash flow requirements over the next twelve months, we will most likely require additional outside funding, like a second public offering, a private placement of securities, or loans from our officers or others.  Equity financing could result in additional dilution to existing shareholders.

If we are unable to meet our needs for cash, then we may be unable to continue, develop, or expand our operations.

The development program for 2006 and 2007 consisted of purchasing a property for the  construction of our rental units and hiring an architect to design two apartments.  The architectural designs have been completed and have been approved by the College of Architects and Engineers of Costa Rica (a requirement before plans can be submitted to the city engineering department for approval and issuance of the construction permits) and we have received the construction permits from the city of San Isidro de Heredia.  However, these construction permits were never used and they expired in December of 2007.  As such, if we are able to raise enough funds to proceed with the construction phase of our business plan, we will need to apply once again to the city of San Isidro de Heredia for the construction permits.

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

Liquidity and Capital Resources

To meet our need for cash, we raised $74,900 from our public offering.  It now appears that we have not raised enough money through the public offering in order to stay in business. However, there is a high probability that we will run out of money before the construction of the two rental units we intend to build is complete.  If that is the case, we will attempt to raise additional money by way of loans from officers of the company, and/or sale of additional securities.  Additional equity financing would result in additional dilution to our existing shareholders.

We have discussed this matter with our officers and directors, and Mr. Phillips has agreed to advance funds as needed. However, there is no written agreement with Mr. Phillips to this affect. The agreement is entirely oral. Mr. Phillips has advanced $42,265 to date. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering, together with the loans advanced, will probably not allow the company to operate for the next 12 months. Other than as described in this paragraph, we have no other financing plans.

Since inception of the Company on September 14, 2005, to December 31, 2007, the Company has issued 5,545,000 common shares at $0.01 and $0.02 per share for total proceeds of $105,900. This was accounted for as an acquisition of shares.

We received a $42,265 loan from Mr. Phillips, our President.  This amount owed to Mr. Phillips is non-interest bearing, unsecured, and due on demand.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

As of December 31, 2007, our total assets were $85,839 and our total liabilities were $43,798.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Summary of Significant Accounting Policies

Going Concern and Liquidity Considerations

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2007, the Company had a working capital deficiency of $1,130 and an accumulated deficit of $63,859.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2008.

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

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (September 14, 2005) to December 31, 2007, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (September 14, 2005) to December 31, 2007.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the period. No significant realized exchange gains or losses were recorded since September 14, 2005 (inception) to December 31, 2007.

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

PART II – OTHER INFORMATION

ITEM 6.   EXHIBITS

The following exhibits are included with this registration statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-130197, at the SEC website at www.sec.gov:

Exhibit

Number

Description

3.1

Articles of Incorporation*

3.2

Bylaws*

Rule 13a-14(a)/15d-14a(a) Certifications

Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 7, 2008

Deltron, Inc., Registrant

By:

/s/ Shawn Phillips

______________________________

Shawn Phillips, Director, President, Secretary, Treasurer

Principal Executive Officer, Principal Accounting Officer & Principal Financial Officer