Form 10QSB
period 2008-03-31
Deltron, Inc.
filed 2008-05-15
CIK 1345913

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the quarterly period ended March 31, 2008

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

Yes     X

No  ______

As of April 30, 2008, the registrant had 5,545,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___  No  X  .

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Deltron, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended September 30, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on December 18, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2008.

DELTRON, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED

FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Balance Sheets

ASSETS

	As at	As at
	March 31,	September 30,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$29,600	$38,816
Prepaid expenses		-
Total current assets	29,600	38,816

Development in progress (Note 4)
Land	40,657	40,657
Development costs	12,514	12,514
	53,171	53,171

TOTAL ASSETS	$82,771	$91,987

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$675	$587
Accrued liabilities	1,200	2,000
Due to related party (Note 5)	42,265	42,265

TOTAL LIABILITIES	44,140	44,852

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding:
5,545,000 common shares	5,545	5,545
Additional paid-in capital	100,355	100,355
Deficit accumulated during the development stage	(67,269)	(58,765)
Total Stockholders' Equity	38,631	47,135

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$82,771	$91,987

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statements of Operations

(Unaudited)

					Cumulative from
					Inception
					(September 14,
					2005) to
	Three Months Ended March 31,		Six Months Ended March 31,		March 31,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

OPERATIONG EXPENSES
Professional fees	3,125	3,694	8,057	7,283	56,231
General and administrative	285	1,251	447	2,152	11,038

Total Operating Expenses	3,410	4,945	8,504	9,435	67,269

Other Income (Expense)	-	-	-	-	-

Net Loss for the Period	$(3,410)	$(4,945)	$(8,504)	$(9,435)	$(67,269)

PER SHARE DATA:

Basic and Diluted Loss per
Common Share	$(0.001)	$(0.001)	$(0.002)	$(0.002)

Weighted Average Basic and Diluted
Common Shares Outstanding	5,545,000	5,545,000	5,545,000	5,545,000

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statement of Stockholders' Equity (Deficit)

For the Period of Inception (September 14, 2005) to December 31, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - September 14, 2005	-	$-	$-	$-	$-
Common shares issued for cash
at $0.01 per share	500,000	500	4,500	-	5,000
Loss for the period	-	-	-	(5,144)	(5,144)

Balance - September 30, 2005	500,000	$500	$4,500	$(5,144)	$(144)

Common shares issued for cash
at $0.02 per share	5,045,000	5,045	95,855	-	100,900
Loss for the year	-	-	-	(37,453)	(37,453)

Balance - September 30, 2006	5,545,000	5,545	100,355	(42,597)	63,303

Loss for the year	-	-	-	(16,168)	(16,168)

Balance - September 30, 2007	5,545,000	$5,545	$100,355	$(58,765)	$47,135

Loss for the period	-	-	-	(8,504)	(8,504)

Balance - March 31, 2008 (unaudited)	5,545,000	$5,545	$100,355	$(67,269)	$38,631

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
			(September 14,
			2005) to
	Six Months Ended March 31,		March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(8,504)	$(9,435)	$(67,269)
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	-	1,860	-
Increase (decrease) in accounts payable	88	(1,262)	675
Increase (decrease) in accrued liabilities	(800)	(2,000)	1,200
Net Cash Used in Operating Activities	(9,216)	(10,837)	(65,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Building costs	-	(4,654)	(12,514)
Property purchased	-	-	(40,657)
Net Cash Used in Investing Activities	-	(4,654)	(53,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (payments to) related party	-	(500)	42,265
Common stock issued for cash	-	-	105,900
Net Cash Provided by (used in) Financing
Activities	-	(500)	148,165

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(9,216)	(15,991)	29,600

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	38,816	61,331	-

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$29,600	$45,340	$29,600

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

March 31, 2008

(Unaudited)

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

Going Concern and Liquidity Considerations

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at March 31, 2008, the Company had a working capital deficiency of $14,540 and an accumulated deficit of $67,269.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2008.

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

March 31, 2008

(Unaudited)

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

March 31, 2008

(Unaudited)

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

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (September 14, 2005) to March 31, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (September 14, 2005) to March 31, 2008.

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

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

March 31, 2008

(Unaudited)

2.

Significant Accounting Policies - Continued

Foreign Currency Translations - Continued

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or (loss).  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income (loss).

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the period. No significant realized exchange gains or losses were recorded since September 14, 2005 (inception) to March 31, 2008.

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

FASB Statements:

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

March 31, 2008

(Unaudited)

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

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

March 31, 2008

(Unaudited)

3.

Capital Stock - Continued

Share Issuances

From inception of the Company (September 14, 2005) to March 31, 2008, the Company has issued 500,000 common shares at $0.01 per share and 5,045,000 common shares at $0.02 per share, resulting in total proceeds of $105,900 and 5,545,000 common shares issued and outstanding at March 31, 2008.  Of these shares, 400,000 were issued to a director of the Company, 400,000 were issued to a former director and officer, 1,000,000 were issued to the spouse of a director and officer of the Company, and 3,745,000 were issued to independent investors.

4.

Development in Progress

On March 29, 2006, through the wholly-owned subsidiary Deltron Holdings Corporation S.A., a property was purchased for $40,657. The funds to purchase the property were loaned to Deltron Holdings Corporation S.A., by the President of the Company.

As at March 31, 2008, the Company has incurred development costs of $12,514, relating primarily to architecture and construction permit fees.

5.

Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows.

As at March 31, 2008, the Company owed an individual, who is a director and officer of the Company $42,265.  This balance is non-interest bearing and is due on demand.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  At March 31, 2008, the Company had an estimated net operating loss carryforward for federal tax purposes of $67,269, which, if unused to offset future taxable income, will begin to expire in 2025 and continue through 2028.  The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization.  A 100% valuation allowance has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.

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

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $67,269 in expenses through March 31, 2008.

The following table provides selected financial data about our company for the period ended March 31, 2008.

Balance Sheet Data

March 31, 2008

Cash and cash equivalents

$

29,600

Total assets

$

82,771

Total liabilities

$

44,140

Shareholders’ equity

$

38,631

Our cash in the bank at March 31, 2008 was $29,600.  Net cash provided by financing activities since inception through March 31, 2008 was $148,165, consisting of $105,900 raised from the sale of our common stock and $42,265 advanced from an officer and director.

Plan of Operation

We are a start-up, development stage corporation and have not yet generated or realized any revenues from our business operations.  Our plan is to build housing in Costa Rica and market the units for rent to local residents via classified newspaper advertising and word of mouth.

In its report on our September 30, 2007, audited financial statements, our auditors expressed an opinion that there is substantial doubt about our availability to continue as a going concern.  See Note 1.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the development stage and have had no revenues since inception.  For the period from September 14, 2005 (inception) to March 31, 2008, we recorded a net loss of $67,269.  Our continuation as a going concern is dependent on future events, including our ability to raise additional capital and to general positive cash flows.

Accordingly, we must raise sufficient capital from sources other than from the rental sales. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We raised $74,900 from our public offering. Under this offering we sold 3,745,000 common shares at $0.02 per share to independent shareholders, thus we have a total of 5,545,000 shares issued and outstanding. As of March 31, 2008, we had cash on hand of $29,600. This probably will not enable us to fund operations for the next twelve months, and we will have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

We have used the above-mentioned funds to start to develop our property located in San Jose, Costa Rica by hiring an architect who has completed the architectural plans for the two units that we intend to build on our property and eventually rent to the public.

However, Deltron, Inc. and its wholly owned subsidiary, Deltron Holdings Corporation SA, has cancelled its contract with the architects, Tropical Design Group, and suspended negotiations with the construction firm, Trim Studios SA, in March of 2007 due to the increase in the cost of building materials and our lack of funds.

As such, the construction phase of our plan has been placed on hold until we are able to raise additional funds in order to complete construction.   If we are unable to complete the construction phase of our plan due to lack of funding, we will cease operations until we raise more money. If we cannot or do not raise more money, we will be forced to cease operations entirely.

We have no plans or expectations to acquire or sell any plant or significant equipment during the next 12 months of operations, and do not intend to hire any employees at this time.

The development target for Deltron, Inc is to raise enough money within the next twelve months of operations to construct two rental units on our property in San Isidro de Heredia. At this time we do not know when we will be able to start generating revenues for the company.  Our success depends on being able to finance the construction of the units, which will require us to raise more funds in order to complete.

Management has discussed the possibility of raising additional funds via additional loans from our directors, or the sale of additional securities in order to complete construction, but at this time no firm decision or commitments have been made.

When and if we build the apartments, we will advertise them for rent by way of classified newspaper advertising, word of mouth, and a large billboard sign that we will erect in front of the property.  We feel that the location of the property, combined with classified newspaper advertising and a billboard sign placed in front of the lot will be an important part to the success of our business development, acting as an effective way to introduce Deltron and its product to the public.  Our advertising will focus on reasonably priced rental housing in a desirable area.  Special emphasis will be placed on the “modern” features that come with each apartment including hot water, cable access, internet, and telephone access.

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

The development program for 2006 and 2007 consisted of purchasing a property for the construction of our rental units and hiring an architect to design two apartments.  The architectural designs have been completed and have been approved by the College of Architects and Engineers of Costa Rica (a requirement before plans can be submitted to the city engineering department for approval and issuance of the construction permits) and we have received the construction permits from the city of San Isidro de Heredia.  However, these construction permits were never used and they expired in December of 2007.  As such, if we are able to raise enough funds to proceed with the construction phase of our business plan, we will need to apply once again to the city of San Isidro de Heredia for construction permits.

If we are unable to complete any phase of construction because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will be forced to cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything.

Any construction done on the property over the course of the next 12 months would be conducted by unaffiliated independent contractors that would be hired by Deltron Holdings Corporation S.A. and/or Deltron, Inc. The independent contractors will be responsible for the construction, contracting tradesmen and sub-contractors, as well as the hiring and supervision of the labor required for the construction.

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

Liquidity and Capital Resources

To meet our need for cash, we raised $74,900 from our public offering.  However, it appears that we have not raised enough money through the public offering in order to stay in business and, there is a high probability that we will run out of money before the construction of the two rental units which we intend to build is complete.  If that is the case, we will attempt to raise additional money by way of loans from officers of the company, and/or sale of additional securities.  Additional equity financing would result in additional dilution to our existing shareholders.

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

Since inception of the Company on September 14, 2005, to March 31, 2008, the Company has issued 5,545,000 common shares at $0.01 and $0.02 per share for total proceeds of $105,900. This was accounted for as an acquisition of shares.

We received a $42,265 loan from Mr. Phillips, our President.  This amount owed to Mr. Phillips is non-interest bearing, unsecured, and due on demand.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

As of March 31, 2008, our total assets were $82,771 and our total liabilities were $44,140.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

May 15, 2008

Deltron, Inc., Registrant

By:

/s/ Shawn Phillips

______________________________

Shawn Phillips, Director, President, Secretary, Treasurer

Principal Executive Officer, Principal Accounting Officer & Principal Financial Officer