Form 10QSB
period 2008-06-30
Deltron, Inc.
filed 2008-08-06
CIK 1345913

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the quarterly period ended June 30, 2008

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

Yes     X

No  ______

As of August 1, 2008, the registrant had 5,545,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___  No  X  .

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Deltron, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended September 30, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on December 18, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2008.

DELTRON, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED

FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Balance Sheets

ASSETS

	As at	As at
	June 30,	September 30,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$26,398	$38,816
Prepaid expenses	-	-
Total current assets	26,398	38,816

Development in progress (Note 4)
Land	40,657	40,657
Development costs	12,514	12,514
	53,171	53,171

TOTAL ASSETS	$79,569	$91,987

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$635	$587
Accrued liabilities	-	2,000
Due to related party (Note 5)	42,265	42,265

TOTAL LIABILITIES	42,900	44,852

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding:
5,545,000 common shares	5,545	5,545
Additional paid-in capital	100,355	100,355
Deficit accumulated during the development stage	(69,231)	(58,765)
Total Stockholders' Equity	36,669	47,135

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,569	$91,987

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statements of Operations

(Unaudited)

					Cumulative from
					Inception
					(September 14,
					2005) to
	Three Months Ended June 30,		Nine Months Ended June 30,		June 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

OPERATIONG EXPENSES
Professional fees	935	2,111	8,992	9,394	57,166
General and administrative	1,027	555	1,474	2,707	12,065

Total Operating Expenses	1,962	2,666	10,466	12,101	69,231

Other Income (Expense)	-	-	-	-	-

Net Loss for the Period	$(1,962)	$(2,666)	$(10,466)	$(12,101)	$(69,231)

PER SHARE DATA:

Basic and Diluted Loss per
Common Share	$(0.000)	$(0.001)	$(0.002)	$(0.002)

Weighted Average Basic and Diluted
Common Shares Outstanding	5,545,000	5,545,000	5,545,000	5,545,000

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statement of Stockholders' Equity (Deficit)

For the Period of Inception (September 14, 2005) to June 30, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - September 14, 2005	-	$-	$-	$-	$-
Common shares issued for cash
at $0.01 per share	500,000	500	4,500	-	5,000
Loss for the period	-	-	-	(5,144)	(5,144)

Balance - September 30, 2005	500,000	$500	$4,500	$(5,144)	$(144)

Common shares issued for cash
at $0.02 per share	5,045,000	5,045	95,855	-	100,900
Loss for the year	-	-	-	(37,453)	(37,453)

Balance - September 30, 2006	5,545,000	5,545	100,355	(42,597)	63,303

Loss for the year	-	-	-	(16,168)	(16,168)

Balance - September 30, 2007	5,545,000	$5,545	$100,355	$(58,765)	$47,135

Loss for the period	-	-	-	(10,466)	(10,466)

Balance – June 30, 2008 (unaudited)	5,545,000	$5,545	$100,355	$(69,231)	$36,669

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
			(September 14,
			2005) to
	Nine Months Ended June 30,		June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(10,466)	$(12,101)	$(69,231)
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	-	2,060	-
Increase (decrease) in accounts payable	48	(646)	635
Increase (decrease) in accrued liabilities	(2,000)	(3,000)	-
Net Cash Used in Operating Activities	(12,418)	(13,687)	(68,596)

CASH FLOWS FROM INVESTING ACTIVITIES
Building costs	-	(4,654)	(12,514)
Property purchased	-	-	(40,657)
Net Cash Used in Investing Activities	-	(4,654)	(53,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (payments to) related party	-	(500)	42,265
Common stock issued for cash	-	-	105,900
Net Cash Provided by (used in) Financing
Activities	-	(500)	148,165

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(12,418)	(18,841)	26,398

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	38,816	61,331	-

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$26,398	$42,490	$26,398

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

June 30, 2008

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

Going Concern and Liquidity Considerations

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at June 30, 2008, the Company had a working capital deficiency of $16,502 and an accumulated deficit of $69,231.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2008.

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

June 30, 2008

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

June 30, 2008

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

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (September 14, 2005) to June 30, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (September 14, 2005) to June 30, 2008.

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

June 30, 2008

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the period. No significant realized exchange gains or losses were recorded since September 14, 2005 (inception) to June 30, 2008.

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

FASB Statements:

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

June 30, 2008

(Unaudited)

2.

Significant Accounting Policies - Continued

New Accounting Pronouncements - Continued

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

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

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

June 30, 2008

(Unaudited)

3.

Capital Stock - Continued

Share Issuances

From inception of the Company (September 14, 2005) to June 30, 2008, the Company has issued 500,000 common shares at $0.01 per share and 5,045,000 common shares at $0.02 per share, resulting in total proceeds of $105,900 and 5,545,000 common shares issued and outstanding at June 30, 2008.  Of these shares, 400,000 were issued to a director of the Company, 400,000 were issued to a former director and officer, 1,000,000 were issued to the spouse of a director and officer of the Company, and 3,745,000 were issued to independent investors.

4.

Development in Progress

On March 29, 2006, through the wholly-owned subsidiary Deltron Holdings Corporation S.A., a property was purchased for $40,657. The funds to purchase the property were loaned to Deltron Holdings Corporation S.A., by the President of the Company.

As at June 30, 2008, the Company has incurred development costs of $12,514, relating primarily to architecture and construction permit fees.

5.

Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows.

As at June 30, 2008, the Company owed an individual, who is a director and officer of the Company $42,265.  This balance is non-interest bearing and is due on demand.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  At June 30, 2008, the Company had an estimated net operating loss carryforward for federal tax purposes of $69,231, which, if unused to offset future taxable income, will begin to expire in 2025 and continue through 2028.  The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization.  A 100% valuation allowance has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.

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

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $69,231 in expenses through June 30, 2008.

The following table provides selected financial data about our company for the period ended June 30, 2008.

Balance Sheet Data

June 30, 2008

Cash and cash equivalents

$

26,398

Total assets

$

79,569

Total liabilities

$

42,900

Shareholders’ equity

$

36,669

Our cash in the bank at June 30, 2008 was $26,398.  Net cash provided by financing activities since inception through June 30, 2008 was $148,165, consisting of $105,900 raised from the sale of our common stock and $42,265 advanced from an officer and director.

Plan of Operation

We are a start-up, development stage corporation and have not yet generated or realized any revenues from our business operations.  Our plan is to build housing in Costa Rica and market the units for rent to local residents via classified newspaper advertising and word of mouth.

In its report on our September 30, 2007, audited financial statements, our auditors expressed an opinion that there is substantial doubt about our availability to continue as a going concern.  See Note 1.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the development stage and have had no revenues since inception.  For the period from September 14, 2005 (inception) to June 30, 2008, we recorded a net loss of $69,231.  Our continuation as a going concern is dependent on future events, including our ability to raise additional capital and to general positive cash flows.

Accordingly, we must raise sufficient capital from sources other than from the rental sales. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We raised $74,900 from our public offering. Under this offering we sold 3,745,000 common shares at $0.02 per share to independent shareholders, thus we have a total of 5,545,000 shares issued and outstanding. As of June 30, 2008, we had cash on hand of $26,398. This probably will not enable us to fund operations for the next twelve months, and we will have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

We have used the above-mentioned funds to start to develop our property located in San Jose, Costa Rica by hiring an architect who has completed the architectural plans for the two units that we intend to build on our property and eventually rent to the public.

However, Deltron, Inc. and its wholly owned subsidiary, Deltron Holdings Corporation SA, has cancelled its contract with the architects, Tropical Design Group, and suspended negotiations with the construction firm, Trim Studios SA, in March of 2007 due to the increase in the cost of building materials and lack of funds.

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

Since inception of the Company on September 14, 2005, to June 30, 2008, the Company has issued 5,545,000 common shares at $0.01 and $0.02 per share for total proceeds of $105,900. This was accounted for as an acquisition of shares.

We received a $42,265 loan from Mr. Phillips, our President.  This amount owed to Mr. Phillips is non-interest bearing, unsecured, and due on demand.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

As of June 30, 2008, our total assets were $79,569 and our total liabilities were $42,900.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3T.  CONTROLS AND PROCEDURES

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

August 5, 2008

Deltron, Inc., Registrant

By:

/s/ Shawn Phillips

______________________________

Shawn Phillips, Director, President, Secretary, Treasurer

Principal Executive Officer, Principal Accounting Officer & Principal Financial Officer