Form 10-K
period 2008-09-30
Deltron, Inc.
filed 2008-12-24
CIK 1345913

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: September 30, 2008

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-130197

DELTRON, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-1147933
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San Jose, Republica de Costa Rica
(Address of principal executive offices)

Issuer's telephone number:  506-(8)853-2231

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ?   No ?

As of December 1, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was $74,900, based on 3,745,000 shares held by non-affiliates at the last sales price of $0.02.

As of December 1, 2008, there were 5,545,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).
Not Applicable.

TABLE OF CONTENTS

Item Number and Caption

Page

PART I

Cautionary statements regarding forward-looking information

ITEM 1.

BUSINESS

ITEM 1A.

RISK FACTORS

ITEM 1B.

UNRESOLVED STAFF COMMENTS

ITEM 2.

PROPERTIES

ITEM 3.

LEGAL PROCEEDINGS

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  - 9 -

ITEM 6.

SELECTED FINANCIAL DATA

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  - 10 -

ITEM 7A.

QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK  - 14 -

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

15

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  28

ITEM 9A.[T]

CONTROLS AND PROCEDURES

28

ITEM 9B.

OTHER INFORMATION

29

PART III

29

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE
GOVERNANCE

29

ITEM 11.

EXECUTIVE COMPENSATION

31

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

32

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

34

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

34

PART IV

36

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

36

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “Deltron,” “we,” “us” or “our” are to Deltron, Inc.

ITEM 1.  BUSINESS

General Information

Deltron, Inc. was incorporated in the State of Nevada on September 14, 2005.  We were formed as a land development company that intends to construct rental housing units in Costa Rica.  In March of 2006, Deltron, Inc. purchased a property in San Isidro de Heredia, Costa Rica, which we intend to develop.  We raised $74,900 from our recent public offering, and with this money we intend to finance the construction of two rental units on this property.  Deltron’s principal place of business and corporate offices are located at Sabana Oeste, Restuarante Princessa Marina, 200 Metros Oeste, 100 Norte, Porton Verde, Frente SBC Computadoras, San Jose, Republic of Costa Rica, telephone number 506-(8)853-2231.  The office space is a 3,000 square foot shared-office building in which Deltron has use of a 150 square foot office. Our fiscal year end is September 30.

As of September 30, 2008 we had generated no revenues.  We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position, please refer to note 7 of our financial statements.

We have a total of 100,000,000 authorized common shares with a par value of $0.001 per share and 5,545,000 common shares issued and outstanding as of September 30, 2008.

We completed a form SB-2 Registration Statement under the Securities Act of 1933 registering 7,500,000 shares (minimum of 3,000,000) of our common stock in connection with an offering of the 7,500,000 shares at a price of $0.02 per share. We closed the offering on September 7, 2006 and raised a total of $74,900 on the issuance of the 3,745,000 shares.

Business Development

Deltron, Inc. has no revenues and limited operations.  We have sustained losses since inception, September 14, 2005, to September 30, 2008, of $72,353, and rely solely upon the sale of securities and loans from our corporate officers and directors for funding.

Deltron, Inc. incorporated Deltron Holdings Corporation S.A. “Deltron S.A.”) on November 17, 2005 in San Jose, Costa Rica, a company in which Deltron, Inc. owns 100% of the shares.   Deltron S.A. was used to purchase the property that we currently have available for our development plans.

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

The property we purchased, and the apartments that we intend to construct, will be owned by Deltron S.A., a company incorporated in San Jose, Costa Rica, on November 17, 2005,  the shares of which are 100% owned by Deltron, Inc.  Upon the closing of our most recent offering on September 9, 2006, we had raised a total of $74,900 from the sale of 3,745,000 common shares, or approximately 50% of the offering.  In accordance with our prospectus dated June 16, 2006, we believed this would enable us to build 2 apartments and rent them to the public.

However, we were required to suspend the construction of the two apartments/housing units due to lack of funds, as the cost of construction has significantly increased since our original estimate in 2005.  This is in large part due to the increase in the price of construction materials, as well as a major increase in the cost of labor due to the recent construction boom in Costa Rica and the resulting labor shortage.

Our primary focus has been to raise sufficient funding in order that we may construct a minimum of two (2) three-bedroom apartments with the goal of renting them to middle-income families in order to generate revenue.  Provided that we are able to raise additional funding, we anticipate that construction will take approximately 5 months.  Since we are not sure when or if we are able to raise such funds, at this time we do not know when we can expect to generate any revenues from housing rentals, if at all.

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

The company’s President, Dr. Randall Fernandez, a dentist and the owner of a property renovations business, and Hilda Rivera a director and the Secretary of the company as well as being a Costa Rican land developer, have found that there is a high demand among the target market for quality rental housing of the kind that Deltron intends to offer, particularly those that have access to modern features such as hot water, internet, cablevision, and are located near public transportation, schools and shopping.

Our strategic approach is to offer “middle-class” housing to lower middle-income families.  Part of this will be achieved by constructing apartments with a small frontage area and walkway, as well as a privately enclosed back yard.

The Company also believes that because the housing will be new and contain modern features, it will be more desirable to prospective tenants than many of the options offered by our competitors.   Manicured garden areas, hot water, cable, internet and telephone access are not common features found in many lower-middle income housing units in Costa Rica, and we contend that this will help to set us apart from the competition.

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

Sources and Availability of Products

Although construction material prices have escalated in the recent past, construction companies and building materials are plentiful in Costa Rica, and the market places for each of these products and services are competitive.  The success of Deltron’s business plan relies heavily on finding a general contractor with whom we can negotiate to construct the apartments on schedule and within budget.  Deltron, Inc will begin looking to hire a construction company to build the apartment units once we have received sufficient funding.  At this time, we have not entered into any agreements with any construction firm.

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

We hired the services of Tropical Design Group S.A., an architectural firm, who has completed the design and aforementioned plans for two rental units to be built on the site owned by Deltron.  However, due to the increase in building costs, we have cancelled our contracts with this firm.  Eventually, those plans will need to be presented to the City of San Isidro de Heredia for approval and issuance of the building permits once we are ready to enter into the construction phase of our business plan.

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

Employees and Employment Agreements

At present, we have no full-time employees. The company’s two officers will each devote up to approximately 20 hours per week of their time to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties. Because our officers and directors are inexperienced with construction, they will hire a qualified person for the development of the property who will also supervise the hiring of the labor for the construction.

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

PROPERTIES

Deltron’s principal place of business and corporate offices is located at Sabana Oeste, Restuarante Princessa Marina, 200 Metros Oeste, 100 Norte, Porton Verde, Frente SBC Computadoras, San Jose, Republic of Costa Rica, the telephone number is 506-(8)853-2231.  The office space is a 3,000 square foot shared-office building in which Deltron has use of a 150 square foot office. We have no intention of finding office space to rent during the development stage of the company and we will operate from these premises for the time being.  Since we have been given access to office space free of charge, no rental agreement is in place and we are subject to eviction without notice at any time.

Deltron currently owns a 592 square meter lot in San Isidro de Heredia, Costa Rica.   This property was purchased for $40,657 on March 29, 2006, from an un-affiliated third party, through our wholly-owned subsidiary Deltron Holding Corporation S.A. The funds to purchase the property were loaned to Deltron Holdings by Shawn Phillips, a director of our company.  The balance is non-interest bearing and there are no specific terms of repayment.  When we have sufficient revenue to maintain operations, being generated from the rental of the proposed housing units, the Board of Directors will at that time address terms of repayment to Mr. Phillips.  In the event our business plan fails and we are forced to sell the property, the loan would be repaid from the proceeds of the sale.

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

ITEM 3.

LEGAL PROCEEDINGS

Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

“Bid” and ”ask” prices for our common stock are quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “DTRO.OB”.  However, our stock has never traded.

As of December 15, 2008, we had 34 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

Not applicable.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $13,588 in expenses for the year ended September 30, 2008.

The following table provides selected financial data about our company for the year ended September 30, 2008.

Balance Sheet Data

September 30, 2008

Cash and cash equivalents

$

23,541

Total assets

$

76,712

Total liabilities

$

43,165

Shareholders’ equity

$

33,547

Net cash provided by financing activities since inception through September 30, 2008 was $148,165, consisting of $105,900 raised from the sale of our common stock and $42,265 advanced from a director and former officer of the company.

Plan of Operation

We are a start-up, development stage corporation and have not yet generated or realized any revenues from our business operations.  Our plan is to build housing in Costa Rica and market the units for rent to local residents via classified newspaper advertising and word of mouth.

In its report on our September 30, 2008, audited financial statements, our auditors expressed an opinion that there is substantial doubt about our availability to continue as a going concern.  See Note 7.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the development stage and have had no revenues since inception.  For the period from September 14, 2005 (inception) to September 30, 2008, we recorded a net loss of $72,353.  Our continuation as a going concern is dependent on future events, including our ability to raise additional capital and to general positive cash flows.

Accordingly, we must raise sufficient capital from sources other than from the rental sales.  Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We raised $74,900 from our public offering. Under this offering we sold 3,745,000 common shares at $0.02 per share to independent shareholders, thus we have a total of 5,545,000 shares issued and outstanding. As of September 30, 2008, we had cash on hand of $23,541. This probably will not enable us to fund operations for the next twelve months, and we will have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

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

In September of 2008, Shawn Phillips resigned his positions as an officer of the company and was replaced by Dr. Randall Fernandez.  Dr. Fernandez owns a business specializing in the refurbishing and renovating of damaged homes and properties in Costa Rica and then reselling them.  He is also the senior partner of “Guevara y de la O” a dental clinic where he currently practices.

As of the date of this writing, the construction phase of our plan has been placed on hold until we are able to raise additional funds in order to complete construction.   If we are unable to complete the construction phase of our plan due to lack of funding, we will cease operations until we raise more money. If we cannot or do not raise more money, we will be forced to cease operations entirely.

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

We have discussed this matter with our officers and directors, and Mr. Phillips, a director and former officer of the company, has agreed to advance funds as needed. However, there is no written agreement with Mr. Phillips to this affect. The agreement is entirely oral. Mr. Phillips has advanced $42,265 to date. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering, together with the loans advanced, will probably not allow the company to operate for the next 12 months. Other than as described in this paragraph, we have no other financing plans.

Since inception of the Company on September 14, 2005, to September 30, 2008, the Company has issued 5,545,000 common shares at $0.01 and $0.02 per share for total proceeds of $105,900. This was accounted for as an acquisition of shares.

We received a $42,265 loan from Mr. Phillips, a director and former officer of the company.  This amount owed to Mr. Phillips is non-interest bearing, unsecured, and due on demand.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

As of September 30, 2008, our total assets were $76,712 and our total liabilities were $43,165.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

DELTRON, INC.

(A Development Stage Company)

AUDITED CONSOLIDATED

FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 and 2007

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Deltron, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Deltron, Inc. (A Development Stage Company) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2008, 2007 and since inception on September 14, 2005 through September 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deltron, Inc. (A Development Stage Company) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2008, 2007 and since inception on September 14, 2005 through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company had a working capital defiency of $19,624 and an accumulated deficit of $72,353, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

December 12, 2008

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Deltron, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

As of September 30,

ASSETS

	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$23,541	$38,816
Prepaid expenses	-	-
Total current assets	23,541	38,816

Development in progress (Note 4)
Land	40,657	40,657
Development costs	12,514	12,514
	53,171	53,171

TOTAL ASSETS	$76,712	$91,987

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$900	$2,587
Due to related party (Note 5)	42,265	42,265

TOTAL LIABILITIES	43,165	44,852

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding:
5,545,000 common shares	5,545	5,545
Additional paid-in capital	100,355	100,355
Deficit accumulated during the development stage	(72,353)	(58,765)
Total Stockholders' Equity	33,547	47,135

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$76,712	$91,987

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

			Cumulative from
			Inception
			(September 14,
			2005) to
	Year Ended September 30,		September 30,
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	11,867	13,904	60,040
General and administrative	1,721	2,264	12,313

Total Operating Expenses	13,588	16,168	72,353

Other Income (Expense)	-	-	-

Net Loss Before Income Taxes	(13,588)	(16,168)	(72,353)

Provision for Income Taxes (Note 6)	-	-	-

Net Loss	$(13,588)	$(16,168)	$(72,353)

PER SHARE DATA:

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)

Weighted Average Basic and Diluted
Common Shares Outstanding	5,545,000	5,545,000

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

For the Period of Inception (September 14, 2005) to September 30, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - September 14, 2005	-	$-	$-	$-	$-
Common shares issued for cash
at $0.01 per share	500,000	500	4,500	-	5,000
Loss for the period	-	-	-	(5,144)	(5,144)

Balance - September 30, 2005	500,000	$500	$4,500	$(5,144)	$(144)

Common shares issued for cash
at $0.02 per share	5,045,000	5,045	95,855	-	100,900
Loss for the year	-	-	-	(37,453)	(37,453)

Balance - September 30, 2006	5,545,000	5,545	100,355	(42,597)	63,303

Loss for the year	-	-	-	(16,168)	(16,168)

Balance - September 30, 2007	5,545,000	$5,545	$100,355	$(58,765)	$47,135

Loss for the year	-	-	-	(13,588)	(13,588)

Balance – September 30, 2008	5,545,000	$5,545	$100,355	$(72,353)	$33,547

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Cumulative from
			Inception
			(September 14,
			2005) to
	Year Ended September 30,		September 30,
	2008	2007	2008

OPERATING ACTIVITIES
Loss for the period	$(13,588)	$(16,168)	$(72,353)
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	-	2,060	-
Increase (decrease) in accounts payable and
accrued liabilities	(1,687)	(3,253)	900
Net Cash Used in Operating Activities	(15,275)	(17,361)	(71,453)

INVESTING ACTIVITIES
Development costs	-	(4,654)	(12,514)
Property purchased	-	-	(40,657)
Net Cash Used in Investing Activities	-	(4,654)	(53,171)

FINANCING ACTIVITIES
Advances from (payments to) related party	-	(500)	42,265
Common stock issued for cash	-	-	105,900
Net Cash Provided by (used in) Financing
Activities	-	(500)	148,165

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(15,275)	(22,515)	23,541

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	38,816	61,331	-

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$23,541	$38,816	$23,541

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008 and 2007

1.

Organization and Description of Business

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from date of purchase, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $23,541 and $38,816 in cash and cash equivalents at September 30, 2008 and 2007, respectively.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Deltron, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008 and 2007

2.

Significant Accounting Policies – Continued

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

Earning (Loss) Per Share of Common Stock

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (September 14, 2005) to September 30, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (September 14, 2005) to September 30, 2008.

Deltron, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008 and 2007

2.

Significant Accounting Policies - Continued

Advertising

The Company expenses its advertising as incurred.  There has been no advertising since inception.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the period. No significant realized exchange gains or losses were recorded since September 14, 2005 (inception) to September 30, 2008.

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

September 30, 2008 and 2007

2.

Significant Accounting Policies - Continued

Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements.

FASB Statements:

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

September 30, 2008 and 2007

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

Share Issuances

From inception of the Company (September 14, 2005) to September 30, 2008, the Company has issued 500,000 common shares at $0.01 per share and 5,045,000 common shares at $0.02 per share, resulting in total proceeds of $105,900 and 5,545,000 common shares issued and outstanding at September 30, 2008.  Of these shares, 400,000 were issued to a director of the Company, 400,000 were issued to a former director and officer, 1,000,000 were issued to the spouse of a director of the Company, and 3,745,000 were issued to independent investors.

Deltron, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008 and 2007

4.

Development in Progress

On March 29, 2006, through the wholly-owned subsidiary Deltron Holdings Corporation S.A., a property was purchased for $40,657. The funds to purchase the property were loaned to Deltron Holdings Corporation S.A., by the President of the Company.  As at September 30, 2008, the Company has incurred development costs of $12,514, relating primarily to architecture and construction permit fees.

5.

Related Party Balances and Transactions

As of September 30, 2008 and 2007, the Company was obligated to a director of the Company, for a non-interest bearing demand loan with a balance of $42,265.  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

6.

Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 14, 2005 (date of inception) through September 30, 2008 of $72,353 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $25,300 were offset by the valuation allowance, which increased by $4,700 and $5,600 during the year ended September 30, 2008 and 2007, respectively.

7.

Going Concern and Liquidity Considerations

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at September 30, 2008, the Company had a working capital deficiency of $19,624 and an accumulated deficit of $72,353.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2008.

The ability of the Company to emerge from the development stage is dependent upon, among other  things, obtaining additional financing to continue operations, and development of its business plan.

Deltron, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008 and 2007

7.

Going Concern and Liquidity Considerations - Continued

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.[T]

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302

Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers.

The following table sets forth certain information, as of December 15, 2008, with respect to our directors and executive officers.

Name and Address	Age	Positions
Randall Fernandez Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	34	President, Chief Financial Officer, Treasurer and member of the Board of Directors
Hilda Rivera Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	42	Secretary and Member of the Board of Directors
Shawn Phillips Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	39	Member of the Board of Directors

Randall Fernandez has held the positions of President, CFO, Treasurer and a director since September 9, 2008.  He is expected to hold said offices/positions until the next annual meeting of our stockholders.

Hilda Rivera has been a member of the Board of Directors since inception and was appointed to Secretary on September 9, 2008.  She is expected to hold said Office/positions until the next annual meeting of our stockholders.

Shawn Phillips, as of September 9, 2008, has resigned from his positions of President, CEO, CFO, and Treasurer, positions he has held since inception and the position of Secretary since February 5, 2007.  He has been a member of the Board of Directors since inception and he is expected to hold said position until the next annual meeting of our stockholders.

Mr. Fernandez, Mr. Phillips, and Ms. Rivera are our only officers, directors, promoters and control persons.

Certain biographical information of our directors and officers is set forth below.

Randall Fernandez

Mr. Fernandez graduated with a degree in Odontology from the Universidad Veritas de Costa Rica in March of 2005.

From January 2003 to March 2005, Mr. Fernandez has worked in the capacity as a dental Assistant in the clinic “Guevara y de la O” in San Jose, Costa Rica.  Since being awarded his doctorate in dentistry in March of 2005, he has been working in the capacity of Senior Partner of the “Guevara y de la O” dental clinic where he currently practices.

Hilda Rivera

Ms. Rivera is a Land Developer and convenience store proprietor living in San Jose, Costa Rica.

In the last six years Mrs. Rivera has developed six residential properties in Costa Rica which she currently rents to the public.

Employment Agreements

We have no formal employment agreements with any of our employees.

Term of Office

Our directors are appointed for a period of one year or until such time as their replacements have been elected by our shareholders.  The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and no revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.  If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

Board of Directors

We do not pay our Directors for attending board meetings.  However, they are reimbursed for expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem as no security holders have made any such recommendations.  Members of the Board of Directors perform all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

In 2006 we adopted a Code of Ethics that applies to all of our employees.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics, please make written request to our President c/o Deltron, Inc. at Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2008 and 2007 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2008; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2008; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2008 that received annual compensation during the fiscal year ended September 30, 2008 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Shawn Phillips,(1) Chief Executive and Financial Officer	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Randall Fernandez,(2) Chief Executive Officer	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Hilda Rivera,(3) Secretary	2008 2007	1,000 0	0 0	0 0	0 0	0 0	0 0	0 0	1,000 0

(1)

Shawn Phillips served as our President, Chief Executive Officer from inception until June 9, 2008 and served as our Chief Financial Officer, Secretary and Treasurer from October 18, 2007 to September 9, 2008.

(2)

Randall Fernandez has served as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and as a Director from September 9, 2008 through the present.

(3)

Hilda Rivera has served as our Secretary from September 9, 2008 and as a Director from inception through the present.

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

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended September 30, 2008 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 15, 2008 by:

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of December 15, 2008.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class (1)	Shares of Common Stock Beneficially Owned(1)	Percentage Ownership(2)
Randall Fernandez Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	Common Stock, par value $0.001 per share	0	0%
Hilda Rivera Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	Common Stock, par value $0.001 per share	400,000	7.2%
Shawn Phillips Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	Common Stock, par value $0.001 per share	0	0%
All officers and directors as a group (3 people)		400,000	7.2%

Fernando Porras (1) Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	Common Stock, par value $0.001 per share	400,000	7.2%
Yoenia Proenza Sanfiel (2) Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	Common Stock, par value $0.001 per share	1,000,000	18%

(1)

As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.

(2)

There were 5,545,000 shares of common stock issued and outstanding on December 15, 2008.

(3)

Mr. Porras is the former Secretary and Director of the company. He resigned on February 5, 2007.

(4)

Ms. Yoenia Proenza Sanfiel is the wife of our Director, Shawn Phillips.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

As at September 30, 2007, the Company owed Shawn Phillips, a director and former officer of the company $42,265.  This balance is non-interest bearing and is due on demand.

Director Independence

We do not currently have a director who meets the standards of independence under the governance guidelines and applicable NYSE listing standards, including the requirement that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2008	Fiscal year ended September 30, 2007

Audit fees (1)	$ 6,250	$ 6,000
Audit-related fees (2)	0	0
Tax fees (3)	500	0
All other fees (4)	0	0
Total fees	$ 6,750	$ 6,000

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q/QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)

All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant (1)

3.2	By-Laws of Registrant (1)

14.1	Code of Ethics (2)

21	List of Subsidiaries

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1	Rule 1350 Certification of Chief Executive and Financial Officer

(1)

Filed with the Securities and Exchange Commission on December 8, 2005 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form SB-2 (file no. 333-130197), which exhibit is incorporated herein by reference.

(2)

Filed with the Securities and Exchange Commission on December 28, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2006, which exhibit is incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 23, 2008

DELTRON, INC.

By:  /s/ Randall Fernandez

Name:

Randall Fernandez

Title:

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Randall Fernandez Randall Fernandez	President (principal executive officer), Chief Financial Officer (principal financial officer), Treasurer, and member of the Board of Directors	December 23, 2008
/s/ Hilda Rivera Hilda Rivera	Secretary and member of the Board of Directors	December 23, 2008