Form 10-Q
period 2008-12-31
Deltron, Inc.
filed 2009-02-17
CIK 1345913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

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

506-(8)853-2231
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]  No [  ]

As of January 30, 2009, there were 5,545,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

DELTRON, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The accompanying condensed unaudited financial statements of Deltron, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended September 30, 2008 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on December 24, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the three month period ended December 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2009.

DELTRON, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED

FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Unaudited)

Deltron, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	As of	As of
	December 31,	September 30,
	2008	2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$19,141	$23,541
Total current assets	19,141	23,541

Development in progress (Note 4)
Land	40,657	40,657
Development costs	12,514	12,514
	53,171	53,171

TOTAL ASSETS	$72,312	$76,712

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,688	$900
Due to related party (Note 5)	42,265	42,265

TOTAL LIABILITIES	43,953	43,165

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding:
5,545,000 common shares	5,545	5,545
Additional paid-in capital	100,355	100,355
Deficit accumulated during the development stage	(77,541)	(72,353)
Total Stockholders' Equity	28,359	33,547

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,312	$76,712

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statements of Operations

(Unaudited)

			Cumulative from
			Inception
			(September 14,
			2005) to
	Three Months Ended December 31,		December 31,
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	5,188	4,932	65,228
General and administrative	-	162	12,313
Total operating expenses	5,188	5,094	77,541

Other Income (Expense)	-	-	-

Net Loss Before Income Taxes	(5,188)	(5,094)	(77,541)

Provision for Income Taxes (Note 6)	-	-	-

Net Loss	$(5,188)	$(5,094)	$(77,541)

PER SHARE DATA:

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)

Weighted Average Basic and Diluted
Common Shares Outstanding	5,545,000	5,545,000

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statement of Stockholders' Equity (Deficit)

For the Period of Inception (September 14, 2005) to December 31, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - September 14, 2005	-	$-	$-	$-	$-
Common shares issued for cash
at $0.01 per share	500,000	500	4,500	-	5,000
Loss for the period	-	-	-	(5,144)	(5,144)

Balance - September 30, 2005	500,000	500	4,500	(5,144)	(144)

Common shares issued for cash
at $0.02 per share	5,045,000	5,045	95,855	-	100,900
Loss for the year	-	-	-	(37,453)	(37,453)

Balance - September 30, 2006	5,545,000	5,545	100,355	(42,597)	63,303

Loss for the year	-	-	-	(16,168)	(16,168)

Balance - September 30, 2007	5,545,000	5,545	100,355	(58,765)	47,135

Loss for the year	-	-	-	(13,588)	(13,588)

Balance – September 30, 2008	5,545,000	5,545	100,355	(72,353)	33,547

Loss for the period (Unaudited)	-	-	-	(5,188)	(5,188)

Balance – December 31, 2008 (Unaudited)	5,545,000	$5,545	$100,355	$(77,541)	$28,359

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
			(September 14,
			2005) to
	Three Months Ended December 31,		December 31,
	2008	2007	2008

OPERATING ACTIVITIES
Loss for the period	$(5,188)	$(5,094)	$(77,541)
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and
accrued liabilities	788	(1,054)	1,688
Net Cash Used in Operating Activities	(4,400)	(6,148)	(75,853)

INVESTING ACTIVITIES
Development costs	-	-	(12,514)
Property purchased	-	-	(40,657)
Net Cash Used in Investing Activities	-	-	(53,171)

FINANCING ACTIVITIES
Advances from (payments to) related party	-	-	42,265
Common stock issued for cash	-	-	105,900
Net Cash Provided by (used in) Financing
Activities	-	-	148,165

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(4,400)	(6,148)	19,141

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	23,541	38,816	-

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$19,141	$32,668	$19,141

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

December 31, 2008

(Unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from date of purchase, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $19,141 and $23,541 in cash and cash equivalents at December 31, 2008 and September 30, 2008, respectively.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

December 31, 2008

(Unaudited)

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

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (September 14, 2005) to December 31, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (September 14, 2005) to December 31, 2008.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

December 31, 2008

(Unaudited)

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the period. No significant realized exchange gains or losses were recorded since September 14, 2005 (inception) to December 31, 2008.

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

December 31, 2008

(Unaudited)

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.”  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under SFAS Statement No. 5, “Accounting for Contingencies.”  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

December 31, 2008

(Unaudited)

2.

Significant Accounting Policies - Continued

New Accounting Pronouncements - Continued

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS No. 160 is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

In December 2007, the FASB issued a revision to SFAS No. 141 (revised 2007), “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

3.

Capital Stock

Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

Share Issuances

From inception of the Company (September 14, 2005) to December 31, 2008, the Company has issued 500,000 common shares at $0.01 per share and 5,045,000 common shares at $0.02 per share, resulting in total proceeds of $105,900 and 5,545,000 common shares issued and outstanding at December 31, 2008.  Of these shares, 400,000 were issued to a director of the Company, 400,000 were issued to a former director and officer, 1,000,000 were issued to the spouse of a director of the Company, and 3,745,000 were issued to independent investors.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

December 31, 2008

(Unaudited)

4.

Development in Progress

On March 29, 2006, through the wholly-owned subsidiary Deltron Holdings Corporation S.A., a property was purchased for $40,657. The funds to purchase the property were loaned to Deltron Holdings Corporation S.A., by the President of the Company.  As at December 31, 2008, the Company has incurred development costs of $12,514, relating primarily to architecture and construction permit fees.

5.

Related Party Balances and Transactions

As of December 31, 2008, the Company was obligated to a director of the Company, for a non-interest bearing demand loan with a balance of $42,265.  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

6.

Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 14, 2005 (date of inception) through December 31, 2008 of $77,541 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $26,400 were offset by the valuation allowance, which increased by $1,100 and $1,700 during the three months ended December 31, 2008 and 2007, respectively.

7.

Going Concern and Liquidity Considerations

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2008, the Company had a working capital deficiency of $24,812 and an accumulated deficit of $77,541.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2009.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

December 31, 2008

(Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $77,541 in expenses through December 31, 2008.

The following table provides selected financial data about our company for the three months ended December 31, 2008.

Balance Sheet Data

December 31, 2008

Cash and cash equivalents

$

19,141

Total assets

$

72,312

Total liabilities

$

43,953

Stockholders’ equity

$

28,359

Net cash provided by financing activities since inception through December 31, 2008 was $148,165, consisting of $105,900 raised from the sale of our common stock and $42,265 advanced from a director and former officer of the company.

Plan of Operation

We are a start-up, development stage corporation and have not yet generated or realized any revenues from our business operations.  Our plan is to build housing in Costa Rica and market the units for rent to local residents via classified newspaper advertising and word of mouth.

In its report on our September 30, 2008, audited financial statements, our auditors expressed an opinion that there is substantial doubt about our availability to continue as a going concern.  See Note 7.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the development stage and have had no revenues since inception.  For the period from September 14, 2005 (inception) to December 31, 2008, we recorded a net loss of $77,541.  Our continuation as a going concern is dependent on future events, including our ability to raise additional capital and to general positive cash flows.

Accordingly, we must raise sufficient capital from sources other than from the rental sales.  Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We raised $74,900 from our public offering. Under this offering we sold 3,745,000 common shares at $0.02 per share to independent shareholders, thus we have a total of 5,545,000 shares issued and outstanding. As of December 31, 2008, we had cash on hand of $19,141. This probably will not enable us to fund operations for the next twelve months, and we will have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

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

We have discussed this matter with our officers and directors, and they have agreed to advance funds as needed. However, there is no written agreement with any officer or director to this affect. The agreement is entirely oral. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering, together with the loans advanced, will probably not allow the company to operate for the next 12 months. Other than as described in this paragraph, we have no other financing plans.

Since inception of the Company on September 14, 2005, to December 31, 2008, the Company has issued 5,545,000 common shares at $0.01 and $0.02 per share for total proceeds of $105,900. This was accounted for as an acquisition of shares.

We received a $42,265 loan from Mr. Phillips, a director and former officer of the company.  This amount owed to Mr. Phillips is non-interest bearing, unsecured, and due on demand.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

As of December 31, 2008, our total assets were $72,312 and our total liabilities were $43,953.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET   RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and

Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Officers’ Certifications

Appearing as exhibits to this quarterly report are “Certifications” of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any equity securities during the quarter ended December 31, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1

Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1

Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 11, 2009

DELTRON, INC.

By:  /s/ Randall Fernandez

Name:

Randall Fernandez

Title:     President, Chief Executive and
             Chief Financial Officer