Form 10-K/A
period 2008-09-30
Deltron, Inc.
filed 2009-03-06
CIK 1345913

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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
Not Applicable.

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K to the Annual Report on Form 10-K for the year ended September 30, 2008, of the Registrant which was filed with the Securities Exchange Commission on December 24, 2008 (the “Original Filing”) is being filed to amend or include certain disclosure contained in Item 9AT. Controls and Procedures and in the certifications pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

As a result of this Amendment No.1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment No. 1 on Form 10-K.

Except for the Amendment described above, this Form 10-K does not modify or update other disclosures in, or exhibits to, the Original Filing which are incorporated by reference herein.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

As of September 30, 2008, management assessed the effectiveness of our internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework . Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2008

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant (1)

3.2	By-Laws of Registrant (1)

14.1	Code of Ethics (2)

21	List of Subsidiaries(3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1	Rule 1350 Certification of Chief Executive and Financial Officer

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

(3)

Filed with the Securities and Exchange Commission on December 24, 2008 as an exhibit, number as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008, which exhibit is incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 4, 2009

DELTRON, INC.

By: /s/ Randall Fernandez

Name:

Randall Fernandez

Title:

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Randall Fernandeez Randall Fernandez	President (principal executive officer), Chief Financial Officer (principal financial officer), Treasurer, and member of the Board of Directors	March 4, 2009
/s/ Hilda Rivera Hilda Rivera	Secretary and member of the Board of Directors	March 4, 2009