Form 10-Q
period 2009-03-31
Deltron, Inc.
filed 2009-05-15
CIK 1345913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

? QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

? TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ?  No ?

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ?  No  ? (Not required by smaller reporting companies)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ?	Accelerated filer ?
Non-accelerated filer ?	Smaller reporting company ?
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ?  No ?

As of May 1, 2009, there were 5,545,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

DELTRON, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The accompanying condensed unaudited financial statements of Deltron, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended September 30, 2008 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on December 24, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the six month period ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2009.

DELTRON, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED

FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

Deltron, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	As of	As of
	March 31,	September 30,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$17,353	$23,541
Total current assets	17,353	23,541

Development in progress (Note 4)
Land	40,657	40,657
Development costs	12,514	12,514
	53,171	53,171

TOTAL ASSETS	$70,524	$76,712

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,179	$900
Due to related party (Note 5)	42,265	42,265

TOTAL LIABILITIES	46,444	43,165

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding:
5,545,000 common shares	5,545	5,545
Additional paid-in capital	100,355	100,355
Deficit accumulated during the development stage	(81,820)	(72,353)
Total Stockholders' Equity	24,080	33,547

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$70,524	$76,712

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statements of Operations

(Unaudited)

					Cumulative from
					Inception
					(September 14,
					2005) to
	Three Months Ended March 31,		Six Months Ended March 31,		March 31,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	4,279	3,125	9,467	8,057	69,507
General and administrative	-	285	-	447	12,313
Total operating expenses	4,279	3,410	9,467	8,504	81,820

Other Income (Expense)	-	-	-	-	-

Net Loss Before Income Taxes	(4,279)	(3,410)	(9,467)	(8,504)	(81,820)

Provision for Income Taxes (Note 6)	-	-	-	-	-

Net Loss	$(4,279)	$(3,410)	$(9,467)	$(8,504)	$(81,820)

PER SHARE DATA:

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Basic and Diluted
Common Shares Outstanding	$5,545,000	$5,545,000	5,545,000	5,545,000

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statement of Stockholders' Equity (Deficit)

For the Period of Inception (September 14, 2005) to March 31, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - September 14, 2005	-	$-	$-	$-	$-
Common shares issued for cash
at $0.01 per share	500,000	500	4,500	-	5,000
Loss for the period	-	-	-	(5,144)	(5,144)

Balance - September 30, 2005	500,000	500	4,500	(5,144)	(144)

Common shares issued for cash
at $0.02 per share	5,045,000	5,045	95,855	-	100,900
Loss for the year	-	-	-	(37,453)	(37,453)

Balance - September 30, 2006	5,545,000	5,545	100,355	(42,597)	63,303

Loss for the year	-	-	-	(16,168)	(16,168)

Balance - September 30, 2007	5,545,000	5,545	100,355	(58,765)	47,135

Loss for the year	-	-	-	(13,588)	(13,588)

Balance – September 30, 2008	5,545,000	5,545	100,355	(72,353)	33,547

Loss for the period (Unaudited)	-	-	-	(9,467)	(9,467)

Balance – March 31, 2009 (Unaudited)	5,545,000	$5,545	$100,355	$(81,820)	$24,080

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
			(September 14,
			2005) to
	Six Months Ended March 31,		March 31,
	2009	2008	2009

OPERATING ACTIVITIES
Loss for the period	$(9,467)	$(8,504)	$(81,820)
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and
accrued liabilities	3,279	(712)	4,179
Net Cash Used in Operating Activities	(6,188)	(9,216)	(77,641)

INVESTING ACTIVITIES
Development costs	-	-	(12,514)
Property purchased	-	-	(40,657)
Net Cash Used in Investing Activities	-	-	(53,171)

FINANCING ACTIVITIES
Advances from (payments to) related party	-	-	42,265
Common stock issued for cash	-	-	105,900
Net Cash Provided by (used in) Financing
Activities	-	-	148,165

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(6,188)	(9,216)	17,353

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	23,541	38,816	-

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$17,353	$29,600	$17,353

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

March 31, 2009

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from date of purchase, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $17,353 and $23,541 in cash and cash equivalents at March 31, 2009 and September 30, 2008, respectively.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

March 31, 2009

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

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (September 14, 2005) to March 31, 2009, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (September 14, 2005) to March 31, 2009.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

March 31, 2009

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the period. No significant realized exchange gains or losses were recorded since September 14, 2005 (inception) to March 31, 2009

Revenue Recognition

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

March 31, 2009

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

March 31, 2009

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

Share Issuances

From inception of the Company (September 14, 2005) to December 31, 2008, the Company has issued 500,000 common shares at $0.01 per share and 5,045,000 common shares at $0.02 per share, resulting in total proceeds of $105,900 and 5,545,000 common shares issued and outstanding at March 31, 2009.  Of these shares, 400,000 were issued to a director of the Company, 400,000 were issued to a former director and officer, 1,000,000 were issued to the spouse of a director of the Company, and 3,745,000 were issued to independent investors.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

March 31, 2009

(Unaudited)

4.

Development in Progress

On March 29, 2006, through the wholly-owned subsidiary Deltron Holdings Corporation S.A., a property was purchased for $40,657. The funds to purchase the property were loaned to Deltron Holdings Corporation S.A., by the President of the Company.  As at March 31, 2009, the Company has incurred development costs of $12,514, relating primarily to architecture and construction permit fees.

5.

Related Party Balances and Transactions

As of March 31, 2009, the Company was obligated to a director of the Company, for a non-interest bearing demand loan with a balance of $42,265.  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

6.

Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 14, 2005 (date of inception) through March 31, 2009 of $81,820 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $28,500 were offset by the valuation allowance, which increased by $3,200 and $3,000 during the six months ended March 31, 2009 and 2008, respectively.

7.

Going Concern and Liquidity Considerations

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at March 31, 2009, the Company had a working capital deficiency of $28,912 and an accumulated deficit of $81,820.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2009.

The ability of the Company to emerge from the development stage is dependent upon, among other  things, obtaining additional financing to continue operations, and development of its business plan.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

March 31, 2009

(Unaudited)

7.

Going Concern and Liquidity Considerations - Continued

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $81,820 in expenses through March 31st, 2009.

The following table provides selected financial data about our company for the three months ended March 31, 2009.

Balance Sheet Data

March 31, 2009

Cash and cash equivalents

$

17,353

Total assets

$

70,524

Total liabilities

$

46,444

Stockholders’ equity

$

24,080

Net cash provided by financing activities since inception through March 31, 2009 was $148,165, consisting of $105,900 raised from the sale of our common stock and $42,265 advanced from a director and former officer of the company.

Plan of Operation

We are a start-up, development stage corporation and have not yet generated or realized any revenues from our business operations.  Our plan is to build housing in Costa Rica and market the units for rent to local residents via classified newspaper advertising and word of mouth.

In its report on our September 30, 2008, audited financial statements, our auditors expressed an opinion that there is substantial doubt about our availability to continue as a going concern.  See Note 7.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the development stage and have had no revenues since inception.  For the period from September 14, 2005 (inception) to March 31, 2009, we recorded a net loss of $81,820.  Our continuation as a going concern is dependent on future events, including our ability to raise additional capital and to general positive cash flows.

Accordingly, we must raise sufficient capital from sources other than from the rental sales.  Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We raised $74,900 from our public offering. Under this offering we sold 3,745,000 common shares at $0.02 per share to independent shareholders, thus we have a total of 5,545,000 shares issued and outstanding. As of March 31, 2009, we had cash on hand of $17,353. This probably will not enable us to fund operations for the next twelve months, and we will have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

We have used the above-mentioned funds to start to develop our property located in San Jose, Costa Rica by hiring an architect who has completed the architectural plans for the two units that we intend to build on our property and eventually rent to the public.

However, Deltron, Inc. and its wholly owned subsidiary, Deltron Holdings Corporation SA, has cancelled its contract with the architects, Tropical Design Group, and suspended negotiations with the construction firm, Trim Studios SA, in March of 2007, due to the increase in the cost of building materials and our lack of funds.

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

The development program for 2006, 2007, and 2008, consisted of purchasing property for the construction of our rental units, and hiring an architect to design two apartments.  The architectural designs have been completed and have been approved by the College of Architects and Engineers of Costa Rica (a requirement before plans can be submitted to the city engineering department for approval and issuance of the construction permits) and we have received the construction permits from the city of San Isidro de Heredia.  However, these construction permits were never used and they expired in December of 2007.  As such, if we are able to raise enough funds to proceed with the construction phase of our business plan, we will need to apply once again to the city of San Isidro de Heredia for construction permits.

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

Since inception of the Company on September 14, 2005, to March 31, 2009, the Company has issued 5,545,000 common shares at $0.01 and $0.02 per share for total proceeds of $105,900. This was accounted for as an acquisition of shares.

We received a $42,265 loan from Mr. Phillips, a director and former officer of the company.  This amount owed to Mr. Phillips is non-interest bearing, unsecured, and due on demand.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

As of March 31, 2009, our total assets were $70,524 and our total liabilities were $46,444.

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

Management’s Report on Internal Control Over Financial Reporting.

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's CEO and contract CFO and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date:  May 15, 2009

DELTRON, INC.

By:  /s/ Randall Fernandez

Name:

Randall Fernandez

Title:     President, Chief Executive and
             Chief Financial Officer