Form 10-Q
period 2009-06-30
Deltron, Inc.
filed 2009-08-06
CIK 1345913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  o  No  ☒ (Not required by smaller reporting companies)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No o

As of August 1, 2009, there were 5,545,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

DELTRON, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The accompanying condensed unaudited financial statements of Deltron, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended September 30, 2008 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on December 24, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the nine month period ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2009.

DELTRON, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED

FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

Deltron, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	As of	As of
	June 30,	September 30,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$11,674	$23,541
Total current assets	11,674	23,541

Development in progress (Note 4)
Land	40,657	40,657
Development costs	12,514	12,514
	53,171	53,171

TOTAL ASSETS	$64,845	$76,712

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$675	$900
Due to related party (Note 5)	42,265	42,265

TOTAL LIABILITIES	42,940	43,165

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding:
5,545,000 common shares	5,545	5,545
Additional paid-in capital	100,355	100,355
Deficit accumulated during the development stage	(83,995)	(72,353)
Total Stockholders' Equity	21,905	33,547

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,845	$76,712

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statements of Operations

(Unaudited)

					Cumulative from
					Inception
					(September 14,
					2005) to
	Three Months Ended June 30,		Nine Months Ended June 30,		June 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	2,175	935	11,642	8,992	71,682
General and administrative	-	1,027	-	1,474	12,313
Total operating expenses	2,175	1,962	11,642	10,466	83,995

Other Income (Expense)	-	-	-	-	-

Net Loss Before Income Taxes	(2,175)	(1,962)	(11,642)	(10,466)	(83,995)

Provision for Income Taxes (Note 6)	-	-	-	-	-

Net Loss	$(2,175)	$(1,962)	$(11,642)	$(10,466)	$(83,995)

PER SHARE DATA:

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Basic and Diluted
Common Shares Outstanding	$5,545,000	$5,545,000	5,545,000	5,545,000

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statement of Stockholders' Equity (Deficit)

For the Period of Inception (September 14, 2005) to June 30, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - September 14, 2005	-	$-	$-	$-	$-
Common shares issued for cash
at $0.01 per share	500,000	500	4,500	-	5,000
Loss for the period	-	-	-	(5,144)	(5,144)

Balance - September 30, 2005	500,000	500	4,500	(5,144)	(144)

Common shares issued for cash
at $0.02 per share	5,045,000	5,045	95,855	-	100,900
Loss for the year	-	-	-	(37,453)	(37,453)

Balance - September 30, 2006	5,545,000	5,545	100,355	(42,597)	63,303

Loss for the year	-	-	-	(16,168)	(16,168)

Balance - September 30, 2007	5,545,000	5,545	100,355	(58,765)	47,135

Loss for the year	-	-	-	(13,588)	(13,588)

Balance – September 30, 2008	5,545,000	5,545	100,355	(72,353)	33,547

Loss for the period (Unaudited)	-	-	-	(11,642)	(11,642)

Balance – June 30, 2009 (Unaudited)	5,545,000	$5,545	$100,355	$(83,995)	$21,905

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
			(September 14,
			2005) to
	Nine Months Ended June 30,		June 30,
	2009	2008	2009

OPERATING ACTIVITIES
Loss for the period	$(11,642)	$(10,466)	$(83,995)
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and
accrued liabilities	(225)	(1,952)	675
Net Cash Used in Operating Activities	(11,867)	(12,418)	(83,320)

INVESTING ACTIVITIES
Development costs	-	-	(12,514)
Property purchased	-	-	(40,657)
Net Cash Used in Investing Activities	-	-	(53,171)

FINANCING ACTIVITIES
Advances from (payments to) related party	-	-	42,265
Common stock issued for cash	-	-	105,900
Net Cash Provided by (used in) Financing
Activities	-	-	148,165

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(11,867)	(12,418)	11,674

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	23,541	38,816	-

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$11,674	$26,398	$11,674

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

June 30, 2009

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from date of purchase, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $11,674 and $23,541 in cash and cash equivalents at June 30, 2009 and September 30, 2008, respectively.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

June 30, 2009

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

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (September 14, 2005) to June 30, 2009, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (September 14, 2005) to June 30, 2009.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

June 30, 2009

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the period. No significant realized exchange gains or losses were recorded since September 14, 2005 (inception) to June 30, 2009

Revenue Recognition

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

June 30, 2009

(Unaudited)

2.

Significant Accounting Policies - Continued

Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements.

FASB Statements:

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM  and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  This Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

June 30, 2009

(Unaudited)

2.

Significant Accounting Policies - Continued

New Accounting Pronouncements – Continued

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.

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

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

June 30, 2009

(Unaudited)

2.

Significant Accounting Policies - Continued

New Accounting Pronouncements – Continued

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

Share Issuances

From inception of the Company (September 14, 2005) to June 30, 2009, the Company has issued 500,000 common shares at $0.01 per share and 5,045,000 common shares at $0.02 per share, resulting in total proceeds of $105,900 and 5,545,000 common shares issued and outstanding at June 30, 2009.  Of these shares, 400,000 were issued to a director of the Company, 400,000 were issued to a former director and officer, 1,000,000 were issued to the spouse of a director of the Company, and 3,745,000 were issued to independent investors.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

June 30, 2009

(Unaudited)

4.

Development in Progress

On March 29, 2006, through the wholly-owned subsidiary Deltron Holdings Corporation S.A., a property was purchased for $40,657. The funds to purchase the property were loaned to Deltron Holdings Corporation S.A., by the President of the Company.  As at June 30, 2009, the Company has incurred development costs of $12,514, relating primarily to architecture and construction permit fees.

5.

Related Party Balances and Transactions

As of June 30, 2009, the Company was obligated to a director of the Company, for a non-interest bearing demand loan with a balance of $42,265.  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

6.

Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 14, 2005 (date of inception) through June 30, 2009 of $83,995 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $29,000 were offset by the valuation allowance, which increased by $5,000 and $3,500 during the nine months ended June 30, 2009 and 2008, respectively.

7.

Going Concern and Liquidity Considerations

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at June 30, 2009, the Company had a working capital deficiency of $31,266 and an accumulated deficit of $83,995.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2009.

The ability of the Company to emerge from the development stage is dependent upon, among other  things, obtaining additional financing to continue operations, and development of its business plan.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

June 30, 2009

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $83,995 in expenses through June 30, 2009.

The following table provides selected financial data about our company for the nine months ended June 30, 2009.

Balance Sheet Data

June 30, 2009

Cash and cash equivalents

$

11,674

Total assets

$

64,845

Total liabilities

$

42,940

Stockholders’ equity

$

21,905

Net cash provided by financing activities since inception through June 30, 2009 was $148,165, consisting of $105,900 raised from the sale of our common stock and $42,265 advanced from a director and former officer of the company.

Plan of Operation

We are a start-up, development stage corporation and have not yet generated or realized any revenues from our business operations.  Our plan is to build housing in Costa Rica and market the units for rent to local residents via classified newspaper advertising and word of mouth.

In its report on our September 30, 2008, audited financial statements, our auditors expressed an opinion that there is substantial doubt about our availability to continue as a going concern.  See Note 7.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the development stage and have had no revenues since inception.  For the period from September 14, 2005 (inception) to June 30, 2009, we recorded a net loss of $83,995.  Our continuation as a going concern is dependent on future events, including our ability to raise additional capital and to general positive cash flows.

Accordingly, we must raise sufficient capital from sources other than from the rental sales.  Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. We raised $74,900 from our public offering. Under this offering we sold 3,745,000 common shares at $0.02 per share to independent shareholders, thus we have a total of 5,545,000 shares issued and outstanding. As of June 30, 2009, we had cash on hand of $11,674. This probably will not enable us to fund operations for the next twelve months, and we will have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

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

Since inception of the Company on September 14, 2005, to June 30, 2009, the Company has issued 5,545,000 common shares at $0.01 and $0.02 per share for total proceeds of $105,900. This was accounted for as an acquisition of shares.

We received a $42,265 loan from Mr. Phillips, a director and former officer of the company.  This amount owed to Mr. Phillips is non-interest bearing, unsecured, and due on demand.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

As of June 30, 2009, our total assets were $64,845 and our total liabilities were $42,940.

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

Management’s Report on Internal Control Over Financial Reporting.

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's CEO and contract CFO and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue any equity securities during the quarter ended June 30, 2009.

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

Date:  August 5, 2009

DELTRON, INC.

By:  /s/ Randall Fernandez

Name:

Randall Fernandez

Title:     President, Chief Executive and
             Chief Financial Officer