Form 10-K
period 2009-09-30
Deltron, Inc.
filed 2010-01-06
CIK 1345913

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: September 30, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-130197

DELTRON, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-1147933
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San Jose, Republica de Costa Rica
(Address of principal executive offices)

Registrant's telephone number:  (702) 987-1847

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒   No o

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐

Accelerated Filer ☐

Non-Accelerated Filer ☐

Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

As of December 30, 2009, there were 5,545,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 3,745,000 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was $0.00 as our stock did not then and does not presently trade.

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
Not Applicable.

TABLE OF CONTENTS

Item Number and Caption

Page

PART I

4

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

4

ITEM 1.  BUSINESS

5

ITEM 1A.

RISK FACTORS

6

ITEM 1B.

UNRESOLVED STAFF COMMENTS

6

ITEM 2.

PROPERTIES

6

ITEM 3.

LEGAL PROCEEDINGS

6

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6

PART II

7

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  7

ITEM 6.

SELECTED FINANCIAL DATA

7

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  7

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

9

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  9

ITEM 9A.[T]

CONTROLS AND PROCEDURES

9

ITEM 9B.

OTHER INFORMATION

10

PART III

10

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

11

ITEM 11.

EXECUTIVE COMPENSATION

13

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  14

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

15

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

16

PART IV

17

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

17

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “Deltron,” “we,” “us” or “our” are to Deltron, Inc.

ITEM 1.  BUSINESS

Business Development

Deltron, Inc. was incorporated in the State of Nevada on September 14, 2005.  We were formed as a land development company that intended to construct rental housing units in Costa Rica.  In March of 2006, Deltron, Inc. purchased a property in San Isidro de Heredia, Costa Rica, which we intended to develop.

As of the date of this filing, we have taken the following steps in execution of our original business plan:  We incorporated Deltron Holdings Corporation S.A. (“Deltron S.A.”) on November 17, 2005 in San Jose, Costa Rica, a company in which Deltron, Inc. owns 100% of the shares.   Deltron S.A. was used to purchase the property that we had available for our development plans.  We intended to construct a minimum of two (2) three-bedroom apartments with the goal of renting them to middle-income families in order to generate revenue. We hired the services of Tropical Design Group S.A., an architectural firm, who has completed the design and aforementioned plans for two rental units to be built on the site owned by us.  From July 2006 through February 2007, we spent $12,514 on building plans and permits.  The architectural designs have been completed and were approved by the College of Architects and Engineers of Costa Rica (a requirement before plans can be submitted to the city engineering department for approval and issuance of the construction permits) and we have received the construction permits from the city of San Isidro de Heredia.  However, these construction permits were never used and they expired in December of 2007.  We were required to suspend the construction of the two apartments/housing units due to lack of funds, as the cost of construction has significantly increased since our original estimate in 2005.  We subsequently have cancelled our contract with Tropical Design Group S.A.

We decided prior to the end of our fiscal year ended September 30, 2009, to redirect our business focus towards identifying and pursuing options regarding the development of a new business plan and direction.  We are currently looking for ventures of merit for corporate participation as a means of enhancing stockholder value.  This may involve sales of our equity or debt securities in merger or acquisition transactions.

On October 22, 2009, the Company entered into a Letter of Intent with Blu Vu Deep Oil & Gas Exploration (“Blu Vu”).  The companies plan to enter into a definitive agreement under which Deltron will acquire Blu Vu in exchange for stock of Deltron in the form of a merger.

As of September 30, 2009, we had generated no revenues.  We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position, please refer to note 7 of our financial statements.

We have a total of 100,000,000 authorized common shares with a par value of $0.001 per share and 5,545,000 common shares issued and outstanding as of September 30, 2009.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business.

Research and Development

During the fiscal years ended September 30, 2009 and 2008, we made no expenditures on research and development.

Employees

As of December 15, 2009, our only employees are our two executive officers.

Bankruptcy or Similar Proceedings

The Company has not been involved in any bankruptcy, receivership or similar proceedings.

ITEM 1A.

RISK FACTORS

Because we are a “smaller reporting company” as that term is defined by the SEC, we are not required to present risk factors at this time.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Deltron’s principal place of business and corporate offices is located at Sabana Oeste, Restuarante Princessa Marina, 200 Metros Oeste, 100 Norte, Porton Verde, Frente SBC Computadoras, San Jose, Republic of Costa Rica, the telephone number is (702) 987-1847.  The office space is a 3,000 square foot shared-office building in which Deltron has use of a 150 square foot office. We have no intention of finding office space to rent during the development stage of the company and we will operate from these premises for the time being.  Since we have been given access to office space free of charge, no rental agreement is in place and we are subject to eviction without notice at any time.

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

ITEM 3.

LEGAL PROCEEDINGS

Legal Proceedings

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

“Bid” and ”ask” prices for our common stock have been quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “DTRO.OB” since December 20, 2006. However, our stock has never traded.

As of December 15, 2009, we had 34 shareholders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business; or

2

 our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividend in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2009, we issued no equity securities.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance under any such plans.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations are based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $97,851 in expenses through September 30, 2009.

The following table provides selected financial data about our company for the year ended September 30, 2009 and 2008.

Balance Sheet Data

September 30, 2009

September 30, 2008

Cash and cash equivalents

$

10.985

$

23,541

Total assets

$

51,642

$

76,712

Total liabilities

$

43,593

$

43,165

Shareholders’ equity

$

8,049

$

33,547

Net cash provided by financing activities since inception through September 30, 2009 was $148,165, consisting of $105,900 raised from the sale of our common stock and $42,265 advanced from a director and former officer of the company.

Plan of Operation

Our auditors have issued a going concern opinion on our September 30, 2009, audited financial statements, refer to note 7. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and there is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business.

We are a development stage company that has no operations, no revenue, no financial backing and limited assets.  We had originally planned to develop our property in San Jose, Costa Rica, to rent two three-bedroom apartments to middle income families.  Recently, the Company has decided to redirect its business focus towards identifying and pursuing options regarding the development of a new business plan and direction.  The Company is currently seeking ventures of merit for corporate participation as a means of enhancing stockholder value.  This may involve sales of equity or debt securities in merger or acquisition transactions.

On October 22, 2009, the Company entered into a Letter of Intent with Blu Vu Deep Oil & Gas Exploration (Blu Vu).  The companies plan to enter into a definitive agreement under which Deltron will acquire Blu Vu in exchange for stock of Deltron in the form of a merger.

We do not currently engage in any product research and development and have no plans to do so in the foreseeable future.  We have no present plans to purchase or sell any plant or significant equipment.  We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of September 30, 2009 was $10,985.

We are a development stage company and currently have no operations.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

Loans to the Company

We received $42,265 in loans from Mr. Phillips, a director and former officer of the company.  This amount owed to Mr. Phillips is non-interest bearing, unsecured, and due on demand.

We have minimal operating costs and expenses at the present time due to our limited business activities.  We will, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses, and, additionally, we may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of our equity or debt securities to, or loans from, our majority stockholder, or from our sole officer and director.  There is no assurance that additional financing will be available from these or other sources, or, if available, that it will be on terms favorable to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 6, 2009, the Board of Directors appointed Seale & Beers, CPAs (“Seal & Beers”) as Deltron, Inc.’s independent auditors for the 2009 fiscal year, replacing Moore & Associates, Chartered (“Moore”).

On August 6, 2009, the Company received notice from Moore announcing their resignation as the Company’s independent auditor effective August 6, 2009.  Furthermore, the Company has been advised that the PCAOB revoked the registration of Moore on August 27, 2009, because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.

For the years ended September 30, 2008 and 2007, there were no disagreements with Moore on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Moore’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. For the years ended September 30, 2008 and 2007, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.[T]

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Randall Fernandez, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of Randall Fernandez, our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of September 30, 2009, based on the COSO framework criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table sets forth certain information, as of December 15, 2009, with respect to our directors and executive officers.

Name and Address	Age	Positions
Randall Fernandez Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	35	President, Chief Financial Officer, Treasurer and member of the Board of Directors
Hilda Rivera Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	43	Secretary and Member of the Board of Directors
Shawn Phillips Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	40	Member of the Board of Directors

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

From January 2003 to March 2005, Mr. Fernandez has worked in the capacity as a dental Assistant in the clinic “Guevara y de la O” in San Jose, Costa Rica.  Since being awarded his doctorate in dentistry in March of 2005, he has been working in the capacity of Senior Partner of the “Guevara y de la O” dental clinic. He also owns a business specializing in the refurbishing and renovating of damaged homes and properties in Costa Rica and then reselling them

Hilda Rivera

Ms. Rivera is a Land Developer and convenience store proprietor living in San Jose, Costa Rica.

In the last seven years Mrs. Rivera has developed six residential properties in Costa Rica which she currently rents to the public.

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

Mr. Phillips has spent the last six years as a mail-order consultant for numerous firms that market various information products.  Mr. Phillips was a Director of Coronado Corp., which is quoted on the OTCBB (www.otcbb.com) under the symbol CRAO.  Mr. Phillips served as a Director from January 9, 2006 until December 14, 2009.

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2009 and 2008 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2009 that received annual compensation during the fiscal year ended September 30, 2009 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Randall Fernandez,(2) Chief Executive and Financial Officer	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Hilda Rivera,(3) Secretary	2009 2008	0 1,000	0 0	0 0	0 0	0 0	0 0	0 0	0 1,000

Shawn Phillips,(1) Chief Executive and Financial Officer	2008	0	0	0	0	0	0	0	0

(1)

Shawn Phillips served as our President, Chief Executive Officer from inception until June 9, 2008 and served as our Chief Financial Officer, Secretary and Treasurer from October 18, 2007 to September 9, 2008.

(2)

Randall Fernandez has served as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and as a Director from September 9, 2008, through the present.

(3)

Hilda Rivera has served as our Secretary from September 9, 2008, and as a Director from inception through the present.

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

Compensation of Directors

During the fiscal years ended September 30, 2009 and 2008, there were no arrangements between us and our directors that resulted in our making any payments to our directors for any services provided to us by them as directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 15, 2009 by:

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of December 15, 2009.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class (1)	Shares of Common Stock Beneficially Owned(1)	Percentage Ownership(2)
Randall Fernandez Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón

Verde, Frente SBC Computadoras, San José, República de Costa Rica	Common Stock, par value $0.001 per share	0	0%
Hilda Rivera Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	Common Stock, par value $0.001 per share	400,000	7.2%
Shawn Phillips Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	Common Stock, par value $0.001 per share	0	0%
All officers and directors as a group (3 people)		400,000	7.2%

Yoenia Proenza Sanfiel (3) Sabana Oeste, Restaurante Princessa Marina, 200 Metros Oeste y 100 mts Norte, Portón Verde, Frente SBC Computadoras, San José, República de Costa Rica	Common Stock, par value $0.001 per share	1,000,000	18%

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

(2)

Percentage based upon 5,545,000 shares of common stock issued and outstanding as of December 15, 2009.

(3)

Ms. Yoenia Proenza Sanfiel is the wife of our Director, Shawn Phillips.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

As at September 30, 2009, the Company owed Shawn Phillips, a director and former officer of the company $42,265.  This balance is non-interest bearing and is due on demand.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2009 and 2008, are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2009	Fiscal year ended September 30, 2008

Audit fees (1)	$ 6,500	$ 6,250
Audit-related fees (2)	0	0
Tax fees (3)	0	500
All other fees (4)	0	0
Total fees	$ 6,500	$ 6,750

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant (1)

3.2	By-Laws of Registrant (1)

14.1	Code of Ethics (2)

21	List of Subsidiaries(*)

31.1/31.2	Certification of Principal Executive and Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1/32.2	Certification of Chief Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(1)

Filed with the Securities and Exchange Commission on December 8, 2005, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form SB-2 (file no. 333-130197), which exhibit is incorporated herein by reference.

(2)

Filed with the Securities and Exchange Commission on December 28, 2006, as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2006, which exhibit is incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 4, 2010

DELTRON, INC.

By:  /s/ Randall Fernandez

Name:

Randall Fernandez

Title:

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Randall Fernandez Randall Fernandez	President (principal executive officer), Chief Financial Officer (principal financial officer), Treasurer, and member of the Board of Directors	January 4, 2010
/s/ Hilda Rivera Hilda Rivera	Secretary and member of the Board of Directors	January 4, 2010
/s/ Shawn Phillips Shawn Phillips	Member of the Board of Directors	January 4, 2010

PART IV – FINANCIAL INFORMATION

ITEM 15.

FINANCIAL STATEMENTS

 Page

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets as of September 30, 2009 and 2008

F-3

Consolidated Statements of Operations for the years ended September 30, 2009 and 2008 and for the period from September 14, 2005 (inception) through September 30, 2009  F-4

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from September 14, 2005 (inception) to September 30, 2009  F-5

Consolidated Statements of Cash Flows for the years ended September 30, 2009 and 2008 and for the period from September 14, 2005 (inception) through September 30, 2009  F-6

Notes to Consolidated Financial Statements                                                                            F-7 – F-12

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Deltron, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Deltron, Inc. (A Development Stage Company) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2009, 2008 and since inception on September 14, 2005 through September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deltron, Inc. (A Development Stage Company) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2009, 2008 and since inception on September 14, 2005 through September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the consolidated financial statements, the Company has had a working capital deficiency of $32,608, and an accumulated deficit of $97,851, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 30, 2009

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

Deltron, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

As of September 30,

ASSETS

	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$10,985	$23,541
Total current assets	10,985	23,541

Property Development (Note 4)
Land	40,657	40,657
Development costs	-	12,514
	40,657	53,171

TOTAL ASSETS	$51,642	$76,712

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,328	$900
Due to related party (Note 5)	42,265	42,265

TOTAL LIABILITIES	43,593	43,165

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding:
5,545,000 common shares	5,545	5,545
Additional paid-in capital	100,355	100,355
Deficit accumulated during the development stage	(97,851)	(72,353)
Total Stockholders' Equity	8,049	33,547

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,642	$76,712

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

			Cumulative from
			Inception
			(September 14,
			2005) to
	Year Ended September 30,		September 30,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	12,984	11,867	73,024
Impairment of development costs	12,514	-	12,514
General and administrative	-	1,721	12,313
Total operating expenses	25,498	13,588	97,851

Other Income (Expense)	-	-	-

Net Loss Before Income Taxes	(25,498)	(13,588)	(97,851)

Provision for Income Taxes (Note 6)	-	-	-

Net Loss	$(25,498)	$(13,588)	$(97,851)

PER SHARE DATA:

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)

Weighted Average Basic and Diluted
Common Shares Outstanding	5,545,000	5,545,000

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

For the Period of Inception (September 14, 2005) to September 30, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - September 14, 2005	-	$-	$-	$-	$-
Common shares issued for cash
at $0.01 per share	500,000	500	4,500	-	5,000
Loss for the period	-	-	-	(5,144)	(5,144)

Balance - September 30, 2005	500,000	500	4,500	(5,144)	(144)

Common shares issued for cash
at $0.02 per share	5,045,000	5,045	95,855	-	100,900
Loss for the year	-	-	-	(37,453)	(37,453)

Balance - September 30, 2006	5,545,000	5,545	100,355	(42,597)	63,303

Loss for the year	-	-	-	(16,168)	(16,168)

Balance - September 30, 2007	5,545,000	5,545	100,355	(58,765)	47,135

Loss for the year	-	-	-	(13,588)	(13,588)

Balance – September 30, 2008	5,545,000	5,545	100,355	(72,353)	33,547

Loss for the year	-	-	-	(25,498)	(25,498)

Balance – September 30, 2009	5,545,000	$5,545	$100,355	$(97,851)	$8,049

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Cumulative from
			Inception
			(September 14,
			2005) to
	Year Ended September 30,		September 30,
	2009	2008	2009

OPERATING ACTIVITIES
Loss for the period	$(25,498)	$(13,588)	$(97,851)
Adjustments to reconcile net loss to net cash
used in operations:
Impairment of development costs	12,514	-	12,514
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and
accrued liabilities	428	(1,687)	1,328
Net Cash Used in Operating Activities	(12,556)	(15,275)	(84,009)

INVESTING ACTIVITIES
Development costs	-	-	(12,514)
Property purchased	-	-	(40,657)
Net Cash Used in Investing Activities	-	-	(53,171)

FINANCING ACTIVITIES
Advances from (payments to) related party	-	-	42,265
Common stock issued for cash	-	-	105,900
Net Cash Provided by (used in) Financing
Activities	-	-	148,165

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(12,556)	(15,275)	10,985

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	23,541	38,816	-

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$10,985	$23,541	$10,985

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

1.

Organization and Description of Business

Deltron, Inc. (the “Company”) is a Nevada corporation incorporated on September 14, 2005.  It is based in San Jose, Costa Rica.  The Company incorporated a wholly owned subsidiary, Deltron Holdings Corporation S.A., in San Jose, Costa Rica on November 17, 2005.

The Company is a development stage company that intended to engage principally in the acquisition and development of rental housing properties in the district of San Isidro de Heredia, Costa Rica.  To date, the Company’s activities have been limited to its formation, the raising of equity capital and the acquisition and development of property (Note 4).

The Company recently decided to refocus its business strategy towards identifying and pursuing options regarding the development of a new business plan and direction. The Company entered into a Letter of Intent with Blu Vu Deep Oil & Gas Exploration (Blu Vu).  The companies plan to enter into a definitive agreement under which Deltron will acquire Blu Vu in exchange for stock of Deltron in the form of a merger.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from date of purchase, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $10,985 and $23,541 in cash and cash equivalents at September 30, 2009 and 2008, respectively.

2.

Significant Accounting Policies – Continued

Start-Up Costs

In accordance with FASC 720-15-20 “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

Earning (Loss) Per Share of Common Stock

The Company has adopted FASC 260-10-20, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (September 14, 2005) to September 30, 2009, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (September 14, 2005) to September 30, 2009.

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

Foreign Currency Translations

The Company’s functional currency is the Costa Rican Colon. The Company’s reporting currency is the U.S. dollar.  All transactions initiated in Costa Rican Colones are translated into U.S. dollars in accordance with FASC 830-10-20, "Foreign Currency Translation" as follows:

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the period. No significant realized exchange gains or losses were recorded since September 14, 2005 (inception) to September 30, 2009

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”  Revenue will consist of rental income and will be recognized only when all of the following criteria have been met:

i)

Persuasive evidence for an agreement exists;

ii)

Delivery has occurred;

iii)

The fee is fixed or determinable; and

iv)

Revenue is reasonably assured.

Recent Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB

Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

2.

Significant Accounting Policies – Continued

Recent Accounting Pronouncements  - Continued

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

3.

Capital Stock

Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

Share Issuances

From inception of the Company (September 14, 2005) to September 30, 2009, the Company has issued 500,000 common shares at $0.01 per share and 5,045,000 common shares at $0.02 per share, resulting in total proceeds of $105,900 and 5,545,000 common shares issued and outstanding at September 30, 2009 and 2008. Of these shares, 400,000 were issued to a director of the Company, 400,000 were issued to a former director and officer, 1,000,000 were issued to the spouse of a director of the Company, and 3,745,000 were issued to independent investors.

4.

Property Development

On March 29, 2006, through our wholly-owned subsidiary Deltron Holdings Corporation S.A., a property was purchased for $40,657. The funds to purchase the property were loaned to Deltron Holdings Corporation S.A., by a director of the Company.  As at September 30, 2008, the Company had incurred development costs of $12,514, relating primarily to architecture and construction permit fees.  During the quarter ended September 30, 2009, the Company wrote-off the development costs, due to management’s plans to pursue other business ventures.

5.

Related Party Balances and Transactions

As of September 30, 2009 and 2008, the Company was obligated to a director of the Company, for a non-interest bearing demand loan with a balance of $42,265.  The Company plans to pay the loan back as cash flows become available.

6.

Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

Development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 14, 2005 (date of inception) through September 30, 2009 of approximately $97,851 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $33,800 were offset by the valuation allowance that increased by approximately $8,500 and $4,700 during the year ended September 30, 2009 and 2008, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

7.

Going Concern and Liquidity Considerations

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at September 30, 2009, the Company had a working capital deficiency of $32,608 and an accumulated deficit of $97,851.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2010.

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

8.

Subsequent Events

On October 22, 2009, the Company entered into a Letter of Intent with Blu Vu Deep Oil & Gas Exploration (Blu Vu).  The companies plan to enter into a definitive agreement under which Deltron will acquire Blu Vu in exchange for stock of Deltron in the form of a merger.  Additional details will be provided as negotiations are completed.

The Company has evaluated subsequent events from the balance sheet date through December 30, 2009 and determined there are no other items to disclose.