Form 10-Q
period 2009-12-31
Deltron, Inc.
filed 2010-02-08
CIK 1345913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

(702) 987-1847
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x  No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes o  No o

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer o	Accelerated filer o

Non-accelerated filer o	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No o

 As of February 5, 2010, there were 5,545,000 shares of the issuer’s common stock, par value $0.001, outstanding.

DELTRON, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's September 30, 2009 Form 10-K filed with the SEC on January 6, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

Consolidated Balance Sheets as of December 31, 2009 (unaudited) and September 30, 2009                   4

Interim Consolidated Statements of Operations for the three month periods ended

December 31, 2009 and 2008 (unaudited) and for the period from September 14, 2005 (inception) to December 31, 2009 (unaudited)                                                                                                           5

Interim Consolidated Statement of Stockholders’ Equity (Deficit) for the period from September 14, 2005 (inception) to December 31, 2009 (unaudited)                                                                                       6

Interim Consolidated Statements of Cash Flows for the three month periods ended

December 31, 2009 and 2008 (unaudited) and for the period from September 14, 2005 (inception) to December 31, 2009 (unaudited)                                                                                                           7

Interim Notes to Consolidated Financial Statements (unaudited)

8

Deltron, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	As of	As of
	December 31,	September 30,
	2009	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,909	$10,985
Total current assets	7,909	10,985

Property (Note 4)	40,657	40,657

TOTAL ASSETS	$48,566	$51,642

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,458	$1,328
Due to related party (Note 5)	46,850	42,265

TOTAL LIABILITIES	48,308	43,593

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding:
5,545,000 common shares	5,545	5,545
Additional paid-in capital	100,355	100,355
Deficit accumulated during the development stage	(105,642)	(97,851)
Total Stockholders' Equity	258	8,049

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,566	$51,642

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statements of Operations

(Unaudited)

			Cumulative from
			Inception
			(September 14,
			2005) to
	Three Months Ended December 31,		December 31,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	7,447	5,188	80,471
Impairment of development costs	-	-	12,514
General and administrative	344	-	12,657
Total operating expenses	7,791	5,188	105,642

Other Income (Expense)	-	-	-

Net Loss Before Income Taxes	(7,791)	(5,188)	(105,642)

Provision for Income Taxes (Note 6)	-	-	-

Net Loss	$(7,791)	$(5,188)	$(105,642)

PER SHARE DATA:

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)

Weighted Average Basic and Diluted
Common Shares Outstanding	5,545,000	5,545,000

- The Accompanying Notes Are An Integral Part Of These Financial Statements

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statement of Stockholders' Equity (Deficit)

For the Period of Inception (September 14, 2005) to December 31, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - September 14, 2005	-	$-	$-	$-	$-
Common shares issued for cash
at $0.01 per share	500,000	500	4,500	-	5,000
Loss for the period	-	-	-	(5,144)	(5,144)
Balance - September 30, 2005	500,000	500	4,500	(5,144)	(144)

Common shares issued for cash
at $0.02 per share	5,045,000	5,045	95,855	-	100,900
Loss for the year	-	-	-	(37,453)	(37,453)
Balance - September 30, 2006	5,545,000	5,545	100,355	(42,597)	63,303

Loss for the year	-	-	-	(16,168)	(16,168)
Balance - September 30, 2007	5,545,000	5,545	100,355	(58,765)	47,135

Loss for the year	-	-	-	(13,588)	(13,588)
Balance – September 30, 2008	5,545,000	5,545	100,355	(72,353)	33,547

Loss for the year	-	-	-	(25,498)	(25,498)
Balance – September 30, 2009	5,545,000	5,545	100,355	(97,851)	8,049

Loss for the period (unaudited)	-	-	-	(7,791)	(7,791)
Balance – December 31, 2009 (unaudited)	5,545,000	$5,545	$100,355	$(105,642)	$258

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
			(September 14,
			2005) to
	Three Months Ended December 31,		December 31,
	2009	2008	2009

OPERATING ACTIVITIES
Loss for the period	$(7,791)	$(5,188)	$(105,642)
Adjustments to reconcile net loss to net cash
used in operations:
Impairment of development costs	-	-	12,514
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and
accrued liabilities	130	788	1,458
Net Cash Used in Operating Activities	(7,661)	(4,400)	(91,670)

INVESTING ACTIVITIES
Development costs	-	-	(12,514)
Property purchased	-	-	(40,657)
Net Cash Used in Investing Activities	-	-	(53,171)

FINANCING ACTIVITIES
Advances from (payments to) related party	4,585	-	46,850
Common stock issued for cash	-	-	105,900
Net Cash Provided by (used in) Financing
Activities	4,585	-	152,750

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(3,076)	(4,400)	7,909

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	10,985	23,541	-

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$7,909	$19,141	$7,909

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

December 31, 2009

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from date of purchase, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $7,909 and $10,985 in cash and cash equivalents at December 31 and September 30, 2009, respectively.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

December 31, 2009

(Unaudited)

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

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (September 14, 2005) to December 31, 2009, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (September 14, 2005) to December 31, 2009.

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

December 31, 2009

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the period. No significant realized exchange gains or losses were recorded since September 14, 2005 (inception) to December 31, 2009

Revenue Recognition

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

December 31, 2009

(Unaudited)

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

Share Issuances

From inception of the Company (September 14, 2005) to December 31, 2009, the Company has issued 500,000 common shares at $0.01 per share and 5,045,000 common shares at $0.02 per share, resulting in total proceeds of $105,900 and 5,545,000 common shares issued and outstanding at December 31, 2009 and 2008. Of these shares, 400,000 were issued to a director of the Company, 400,000 were issued to a former director and officer, 1,000,000 were issued to the spouse of a director of the Company, and 3,745,000 were issued to independent investors.

4.

Property

On March 29, 2006, through our wholly-owned subsidiary Deltron Holdings Corporation S.A., a property was purchased for $40,657. The funds to purchase the property were loaned to Deltron Holdings Corporation S.A., by a director of the Company.

5.

Related Party Balances and Transactions

As of December 31 and September 30, 2009, the Company was obligated to a director of the Company, for a non-interest bearing demand loan with a balance of $46,850 and $42,265, respectively.  The Company plans to pay the loan back as cash flows become available.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

December 31, 2009

(Unaudited)

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

Development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 14, 2005 (date of inception) through December 31, 2009 of approximately $105,642 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $36,800 were offset by the valuation allowance that increased by approximately $3,000 and $1,100 during the three months ended December 31, 2009 and 2008, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

7.

Going Concern and Liquidity Considerations

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2009, the Company had a working capital deficiency of $40,399 and an accumulated deficit of $105,642.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2010.

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

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

December 31, 2009

(Unaudited)

8.

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through February 4, 2010 and determined there are no other items to disclose.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2009.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Deltron,” “we,” “us,” or “our” are to Deltron, Inc.

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $105,642 in expenses through December 31, 2009.

The following table provides selected financial data about our company as of December 31, 2009 and September 30, 2009.

Balance Sheet Data

December 31, 2009

September 30, 2009

Cash and cash equivalents

$

7,909

$

10,985

Total assets

$

48,566

$

51,642

Total liabilities

$

48,308

$

43,593

Shareholders’ equity

$

258

$

8,049

Net cash provided by financing activities since inception through December 31, 2009 was $152,750, consisting of $105,900 raised from the sale of our common stock and $46,850 advanced from a director and former officer of the company.

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

Accordingly, we must raise sufficient capital from other sources. Our only other source for cash at this time is investments by others and loans from a director. We must raise cash to stay in business.

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

Liquidity and Capital Resources

Our cash and cash equivalents balance as of December 31, 2009 was $7,909.

We are a development stage company and currently have no operations.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

Loans to the Company

We received $46,850 in loans from Mr. Phillips, a director and former officer of the company.  This amount owed to Mr. Phillips is non-interest bearing, unsecured, and due on demand.

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

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Randall Fernandez, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue any equity securities during the quarter ended December 31, 2009.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

Not applicable.

ITEM 6.

EXHIBITS

Exhibit No.

Description

31.1 / 31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2

Rule 1350 Certification of Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTRON, INC.

Dated:  February 9, 2010

By:/s/ Randall Fernandez

Randall Fernandez
President, Principal Executive and Financial Officer