Form 10-Q
period 2010-03-31
Deltron, Inc.
filed 2010-05-24
CIK 1345913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-130197

DELTRON, INC.
(Exact name of Registrant as specified in its charter)

Nevada	86-1147933
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11377 Markon Drive Garden Grove, CA 92841
(Address of principal executive offices)

(714) 891-1795
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ?  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

 As of May 24, 2010, there were 554,500,000 shares of the issuer’s common stock, par value $0.001, outstanding.

DELTRON, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's September 30, 2009 Form 10-K filed with the SEC on January 6, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending September 30, 2010.

Deltron, Inc.

(A Development Stage Company)

Balance Sheets

ASSETS

	As of	As of
	March 31,	September 30,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$-	$4,597
Investment in unconsolidated subsidiary (Note 6)	-	203
Due from unconsolidated subsidiary (Note 6)	-	27,277

TOTAL ASSETS	$-	$32,077

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,264	$1,328
Note payable – related party, net (Note 4)	761	1,608
Accrued interest, note payable – related party (Note 4)	19	-

TOTAL LIABILITIES	8,044	2,936

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock (Note 3)
Authorized:
10,000,000 preferred shares, $0.001 par value
10,000,000,000 common shares, $0.001 par value
Issued and outstanding:
554,500,000 common shares	554,500	554,500
Capital deficiency	(438,600)	(448,600)
Deficit accumulated during the development stage	(123,944)	(76,759)
Total Stockholders' Equity (Deficit)	(8,044)	29,141

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$32,077

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Interim Statements of Operations

(Unaudited)

					Cumulative from
					Inception
					(September 14,
					2005) to
	Three Months Ended March 31,		Six Months Ended March 31,		March 31,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	19,576	4,279	26,394	9,467	93,154
General and administrative	53	-	117	-	10,116
Total operating expenses	19,629	4,279	26,511	9,467	103,270

Other Income (Expenses)
Interest expense	(780)	-	(780)	-	(780)
Write-off of debt from unconsolidated subsidiary	(21,799)	-	(21,799)	-	(21,799)
Gain on disposition of subsidiary (Note 6)	1,905	-	1,905	-	1,905

Net Loss Before Income Taxes	(40,303)	(4,279)	(47,185)	(9,467)	(123,944)

Provision for Income Taxes (Note 5)	-	-	-	-	-

Net Loss	$(40,303)	$(4,279)	$(47,185)	$(9,467)	$(123,944)

PER SHARE DATA:
Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Basic and Diluted
Common Shares Outstanding	554,500,000	554,500,000	554,500,000	554,500,000

- The Accompanying Notes Are An Integral Part Of These Financial Statements

Deltron, Inc.

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
			(September 14,
			2005) to
	Six Months Ended March 31,		March 31,
	2010	2009	2010

OPERATING ACTIVITIES
Net loss for the period	$(47,185)	$(9,467)	$(123,944)
Adjustments to reconcile net loss to net cash
used in operations:
Interest from discount on note payable – related party	761	-	761
Gain on disposition of subsidiary	(1,905)	-	(1,905)
Write-off of debt from unconsolidated subsidiary	27,277	-	27,277
Changes in Operating Assets and Liabilities:
Increase in accounts payable and accrued liabilities	5,936	3,279	7,264
Increase in accrued interest, note payable	19	-	19
Net Cash Used in Operating Activities	(15,097)	(6,188)	(90,528)

INVESTING ACTIVITIES
Investment in unconsolidated subsidiary	-	-	(203)
Increase in loan receivable from unconsolidated subsidiary	-	-	(27,277)
Net Cash Used in Investing Activities	-	-	(27,480)

FINANCING ACTIVITIES
Advances from related party	500	-	2,108
Proceeds from note payable – related party	10,000	-	10,000
Common stock issued for cash	-	-	105,900
Net Cash Provided by Financing Activities	10,500	-	118,008

DECREASE IN CASH AND CASH EUQIVALENTS	(4,597)	(6,188)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	4,597	23,541	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$17,353	$-

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Advances from related party cancelled on disposition of
subsidiary	$2,108	$-	$2,108

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2010

(Unaudited)

1.

Organization and Description of Business

Deltron, Inc. (the “Company”) is a Nevada corporation incorporated on September 14, 2005.  It is based in San Jose, Costa Rica.  The Company incorporated a wholly owned subsidiary, Deltron Holdings Corporation S.A., in San Jose, Costa Rica on November 17, 2005. On February 19, 2010, the Company disposed of the subsidiary.

The Company is a development stage company that intended to engage principally in the acquisition and development of rental housing properties in the district of San Isidro de Heredia, Costa Rica.  To date, the Company’s activities have been limited to its formation, the raising of equity capital and the Company is reviewing the acquisition of operating projects.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from date of purchase, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $0 and $4,597 in cash and cash equivalents at March 31, 2010 and September 30, 2009, respectively.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2010

(Unaudited)

2.

Significant Accounting Policies – Continued

Earnings (Loss) Per Share of Common Stock

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

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (September 14, 2005) to March 31, 2010, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (September 14, 2005) to March 31, 2010.

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

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.  No significant realized exchange gain or losses were recorded from inception (September 14, 2005) to March 31, 2010.

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

ii)

Delivery has occurred;

iii)

The fee is fixed or determinable; and

iv)

Revenue is reasonably assured.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2010

(Unaudited)

2.

Significant Accounting Policies – Continued

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-19 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

3.

Stockholders’ Equity

Authorized Stock

At inception, the Company authorized 100,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

Authorized Stock – Continued

Effective March 24, 2010, the Company increased the number of authorized shares to 10,010,000,000 shares, of which 10,000,000,000 shares are designated as common stock par value $0.001 per share, and 10,000,000 shares are designated as preferred stock, par value $0.001 per share.

Share Issuances

On March 10, 2010, the Company effected a 100 for 1 forward split of its common stock, under which each stockholder of record on April 30, 2010, received a dividend of 99 new shares of the Corporation’s $0.001 par value stock for every one share they previously owned.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2010

(Unaudited)

3.

Stockholders’ Equity – Continued

Since its inception, the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 100:1 forward split:

Price Per

Date

Description

Shares

Share

  Amount

09/22/05

Stock issued for cash

 50,000,000

$ 0.0001

 $    5,000

10/29/05

Stock issued for cash

           130,000,000

   0.0002

     26,000

07/26/06

Stock issued for cash

           374,500,000

   0.0002

     74,900

03/31/10

Cumulative Totals

           554,500,000

 $105,900

4.

Related Party Balances and Transactions

During the period ended March 31, 2010, the Company was obligated to a director, who was also a stockholder and a former officer of the Company, for non-interest bearing demand loans with a balance of $2,108. The Company reached an agreement to cancel the $2,108 in exchange for the disposition of Deltron Holdings Corporation S.A. on February 19, 2010.

On March 17, 2010, the Company received $10,000 from a Stockholder pursuant to an unsecured convertible promissory note (“the note”), bearing an annual interest rate of 5% with a maturity date of September 17, 2010.  Subject to prior conversion, interest and principal are due on the note on September 17, 2010.  The note is automatically convertible on September 17, 2010, in lieu of payment of the indebtedness, for a number of shares of our common stock equal to the indebtedness at the amount of 30% of the bid price on an average of the closing of the previous three days of trading.

Pursuant to FASC 470-20, convertible notes that have a fixed future conversion below market value, require the computation of a discount and this discount to be amortized and expensed as interest over the term of the note.  Discount on the note is calculated based on the conversion factor.  The conversion factor is 30% of the bid price of $0.0135. The note with six months accrued interest is $10,250.  The note value divided by the conversion factor times the bid price brings the intrinsic value to $34,167.  FASC 470-20-30-8, does not permit the discount to exceed face value of the convertible note, therefore, the discount is $10,000.

Summarized financial information for the convertible note is set forth below.

March 31, 2010
Convertible promissory note, March 17, 2010	$ 10,000
Discount on promissory note	(9,239)
Note payable – related party, net	$ 761

As of March 31, 2010, the note upon conversion would represent 1,669,834 shares of our common stock.

Interest expense and accrued interest as of and for the period ended March 31, 2010 totaled $780 and $19, respectively.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2010

(Unaudited)

5.

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

Development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 14, 2005 (date of inception) through March 31, 2010 of approximately $123,944 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $43,100 were offset by the valuation allowance that increased by approximately $9,300 and $3,200 during the six months ended March 31, 2010 and 2009, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at March 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

6.

Investment in Unconsolidated Subsidiary

During the second quarter ended March 31, 2010, we elected to exit the property development and housing rental business in Costa Rica.  At February 19, 2010, we disposed of our 100% wholly-owned subsidiary Deltron Holdings Corporation S.A., to a former director, officer, and shareholder of the Company.  Summarized financial information for the gain on disposition is set forth below:

March 31, 2010
Forgiveness of shareholder loans (note 4)	$ 2,108
Write-off of investment in unconsolidated subsidiary	(203)
Gain on disposition of subsidiary	$ 1,905

Effective February 19, 2010, the Company began to show historical financial information of its 100% wholly-own subsidiary, Deltron Holdings S.A., on a non-consolidated basis. Pursuant to FASC 250-10-20, “Change in Reporting Entity”, we are accounting for the historical information using the equity method.  The current treatment is not material to the financial position or results of operations for the periods presented and had no effect on previously reported net loss, which included Deltron Holdings S.A on a consolidated basis.

Deltron, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2010

(Unaudited)

8.

Going Concern and Liquidity Considerations

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at March 31, 2010, the Company had a working capital deficiency of $8,044 and an accumulated deficit of $123,944.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2010.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

9.

Subsequent Events

On March 10, 2010, the Board approved a 100 for 1 forward split of the Company’s common stock (the “Forward Split”). The Forward Split, upon FINRA approval, is effective as of the close of business on May 3, 2010.  As a result of the Forward Split, each stockholder of record on April 30, 2010, will receive a dividend of an additional 99 shares of common stock of the Company, for every share of common stock they own. As discussed in Note 3, the stock split has been retroactively reported for all periods presented in the accompanying financial statements.

The Company has evaluated events from March 31, 2010 through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose

.

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

All references in this Form 10-Q to the “Company,” “Deltron,” “we,” “us,” or “our” are to Deltron, Inc.

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $123,944 in expenses through March 31, 2010.

The following table provides selected financial data about our company as of March 31, 2010 and September 30, 2009.

Balance Sheet Data

March 31, 2010

September 30, 2009

Cash and cash equivalents

$

-

$

4,597

Total assets

$

-

$

32,077

Total liabilities

$

8,044

$

2,936

Shareholders’ equity (deficit)

$

(8,044)

$

29,141

Net cash provided by financing activities, for the six month period through March 31, 2010, was $10,500, consisting of $500 advanced from a related party and $10,000 from a note payable to a related party.

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

On October 22, 2009, the Company entered into a Letter of Intent with Blu Vu Deep Oil & Gas Exploration (Blu Vu).  The companies plan to enter into a definitive agreement under which Deltron will acquire Blu Vu assets in exchange for stock of Deltron in the form of an asset purchase.

We do not currently engage in any product research and development and have no plans to do so in the foreseeable future.  We have no present plans to purchase or sell any plant or significant equipment.  We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

Liquidity and Capital Resources

Our cash and cash equivalents balance as of March 31, 2010, was $0.00.

We are a development stage company and currently have no operations.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

Loans to the Company

Since inception, we received $2,108 in loans from Mr. Phillips, a former director and officer of the company.  This amount owed to Mr. Phillips was cancelled in exchange for transferring our Costa Rican subsidiary to him, Deltron Holdings Corporation SA, on February 19, 2010.

On March 17, 2010, we received $10,000, in an unsecured convertible promissory note bearing interest of 5%, from a stockholder.  The note is due on September 17, 2010 and is automatically convertible on September 17, 2010, in lieu of payment of the indebtedness, for a number of shares of our common stock equal to the indebtedness at the amount of 30% of the bid price on an average of the closing of the previous three days of trading.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Henry Larrucea, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any equity securities during the quarter ended March 31, 2010.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

None.

ITEM 5.

OTHER INFORMATION

On February 19, 2010, we disposed of our wholly-owned subsidiary Deltron Holdings Corporation S.A., to Shawn Phillips, a former director, officer and shareholder of the Company, in exchange for cancellation of $2,108 owing to him.  We realized a gain on disposition of $1,905, for March 31, 2010.

On March 17, 2010 we received a $10,000 loan from a stockholder and issued a 5%, $10,000 unsecured convertible promissory note dated March 17, 2010. If not converted, interest and principal are due at maturity on September 17, 2010. The note is automatically convertible at maturity at a conversion equal to the indebtedness at the amount of 30% of the bid price on an average of the closing of the previous three days of trading.

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

DELTRON, INC.

Dated:  May 24, 2010

By:

/s/ Henry Larrucea

Henry Larrucea
President, Principal Executive and Financial Officer