Form 10-Q
period 2010-06-30
Deltron, Inc.
filed 2010-08-23
CIK 1345913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 As of August 13, 2010, there were 678,978,980 shares of the issuer’s common stock outstanding, par value $0.001.

DELTRON, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 8-K filed with the SEC on May 28, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending September 30, 2010.

Deltron, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31
	2010	2009
	Unaudited

Assets
Current Assets:
Cash	$ 27,065	$ 29,986
Accounts receivable, net of allowance of doubtful accounts of $7,821 and $7,821 at June 30, 2010 and December 31, 2009, respectively	398,361	250,993
Inventory	364,453	320,786
Loan receivable	41,000	41,000
Prepaid expenses	14,021	4,632
Total Current Assets	844,900	647,397

Property and equipment, net	45,675	49,841

Total Assets	$ 890,575	$ 697,238

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Line of credit	$ 125,000	$ 125,000
Accounts payable	387,125	228,122
Accrued expenses	162,016	52,196
Accrued interest - related party	48,589	-
Convertible notes - related parties	69,500	-
Current portion of long term debt - related party	306,124	151,077
Total Current Liabilities	1,098,354	556,395

Notes payable - related party, net of current portion	788,984	887,184

Stockholders' (Deficit) Equity
Common stock, $0.0001 par value; 10,000,000,000 shares
authorized, 678,478,980 and 123,978,980 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	678,479	123,979
Additional paid-in capital	1,302,767	1,847,681
Accumulated deficit	(2,978,009)	(2,718,001)
Total Stockholders' (Deficit) Equity	(996,763)	(746,341)

Total liabilities and stockholders' (deficit) equity	$ 890,575	$ 697,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Deltron, Inc. and Subsidiary
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three Months ended
	June 30,
	2010	2009

Sales	$ 854,999	$ 546,503

Cost of sales	764,547	470,037

Gross profit	90,452	76,466

Selling, general and administrative expenses	151,451	311,913

Operating income (loss)	(60,999)	(235,447)

Other income (expense)
Interest expense	(82,318)	(20,260)
Gain on owners debt	-	-
Gain on sale of assets	-	-

Net loss	$ (143,317)	$ (255,707)

Per share information

Net loss per common share
Basic	$ (0.000)	$ (0.005)
Fully diluted	$ (0.000)	$ (0.005)

Weighted average number of common
stock outstanding - basic	160,945,647	54,248,858

Weighted average number of common
stock outstanding - diluted	160,945,647	54,248,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Deltron, Inc. and Subsidiary
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six Months ended
	June 30,
	2010	2009

Sales	$1,458,502	$ 907,152

Cost of sales	1,363,858	860,560

Gross profit	94,644	46,592

Selling, general and administrative expenses	242,505	596,696

Operating income (loss)	(147,861)	(550,104)

Other income (expense)
Interest expense	(92,253)	(36,325)
Other income	-	12,500
Write off of debt from subsidiary	(21,799)	-
Gain on owners debt	-	256,750
Gain on sale of assets	1,905	-

Net loss	$ (260,008)	$ (317,179)

Per share information

Net loss per common share
Basic	$ (0.001)	$ (0.008)
Fully diluted	$ (0.001)	$ (0.008)

Weighted average number of common
stock outstanding - basic	142,462,313	39,306,689

Weighted average number of common
stock outstanding - diluted	142,462,313	39,306,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Deltron, Inc. and Subsidiary
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six Months ended
	June 30,
	2010	2009

Cash Flows from Operating Activities:
Net Income (loss)	$ (260,008)	$ (317,179)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	4,166	2,000
Beneficial conversion feature	69,500	-
Gain on extinguishment of debt	-	(256,750)
(Increase) Decrease in accounts recievable	(147,368)	95,415
(Increase) Decrease in inventory	(43,667)	(1,145)
(Increase) Decrease in prepiad expenses	(9,389)	-
Increase (decrease) in accounts payable	159,003	111,257
Increase (decrease) in accrued expenses	106,753	(11,913)
Increase (decrease) in accrued interest - related parties	48,589	-

Net Cash (Used) by Operating Activities	(72,421)	(378,315)

Cash Flows From Investing Activities
Increase in loans receivable	-	-
Purchase of equipment	-	-

Net Cash Used in Investing Activities	-

Cash Flows from Investing Activities
Proceeds from sale of common stock		370,221
Borrowing (payments) on line of credit	-	(10,000)
Borrowing on related party notes	69,500
Borrowing (payments) on shareholder loans	-	(28,735)

Net Cash Provided / (Used) by Financing Activities	69,500	331,486

Net Increase (decrease) in Cash	(2,921)	(46,829)

Cash and Cash Equivalents - Beginning of Period	29,986	78,738

Cash and Cash Equivalents - End of Period	$ 27,065	$ 31,909

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$ 6,232	$ 14,193
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Deltron, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY

			Additional
	Common Stock		paid-in	Accumulated
	Number of shares	Amount	Capital	Deficit	Totals

Balance – December 31, 2008	14,403,074	$ 14,403	$ 1,911,235	$ (2,218,137)	$ (292,499)

Recapitalization in reverse acquisition			(624,200)		(64,200)

Issuance of stock for cash	109,575,906	109,576	560,646		670,222

Net income				(499,863)	(499,863)

Balance - December 31, 2009	123,978,980	123,979	1,847,681	(2,718,001)	(746,341)

Beneficial conversion feature
- convertible notes payable - related parties	-	-	69,500	-	69,500

Recapitalization in reverse acquisition	554,500,000	554,500	(614,414)	-	(59,914)

Net loss	-	-	-	(260,008)	(260,008)

Balance - June 30, 2010, unaudited	678,478,980	$ 678,479	$ 1,302,767	$ (2,978,009)	$ (996,763)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Deltron, Inc. & Subsidiary.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2010

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Business Description

Deltron, Inc. (the “Company”) is a Nevada Corporation incorporated on September 14, 2005.  It is based in Garden Grove, California.  Through May 26, 2010 the Company was in the development stage. On May 26, 2010 the Company acquired all of the assets and liabilities of Blu Vu Deep Oil & Gas Exploration, Inc. including its ownership of 100% of the outstanding stock of Elasco, Inc. by issuance of 123,978,980 restricted common shares of its stock.

Elasco was incorporated on October 25, 1979 in the state of California.  Its principal business is the manufacturer and sales of open cast molded polyurethane elastomer products such as skateboard, roller skate, and industrial wheels.

After the acquisition of Blu Vu’s asset, the Company is engaged in potential manufacture and mass-market proprietary breathing equipment developed specifically for the oil and gas, mining and safety industries, military and recreational divers. The technology is still under development. Production and manufacture of the equipment (primarily Closed-Circuit Rebreathers “CCRs” and components used for all types of rebreathers) will be produced by the wholly-owned subsidiary, Elasco, while the Company provides financial, operational and technical expertise.

On August 4, 2010, the Company entered into an agreement with Radikal, AS (“Radikal”), the owner of intellectual property involving rebreather technology, to purchase its intellectual property involving said technology (the “Radikal Agreement”).  The Radikal Agreement requires the Company to pay a per unit fee for at least 500 units per year for 2 years, after which the obligation to Radikal will be fulfilled.

Pursuant to the terms of the Radikal Agreement, Radikal will transfer all U.S. and international patent rights to the Company.  The Company expects that the transfer of those rights will be completed in the next 90 days.  If the per unit fee payments are not made when due, Radikal has the right to the return of the intellectual property transferred.

The acquisition of Blu Vu’s assets and Elasco, Inc. by the Company has been accounted for as a reverse recapitalization.  The reverse recapitalization was the acquisition of a private operating company into a non-operating shell corporation with nominal net assets and is treated as a capital transaction, rather than a business combination.  As a result no goodwill is recorded.  In this situation Deltron is the legal acquirer because it acquired all of the assets and liabilities of Blu Vu and 100% of the stock of Elasco and Elasco is the legal acquiree because its equity interests were acquired.  However, Elasco is the acquirer and Deltron is the acquiree for accounting purposes.  The pre-acquisition financial statements of Elasco are treated as the historical financial statements of the consolidated companies except that the equity section and earnings per share have been retroactively restated to reflect the reverse recapitalization.

Principles of consolidations

The accompanying unaudited condensed consolidated financial statements are presented in accordance with U.S generally accepted accounting principles. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany transactions and balances.

Interim Periods

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2009 thereto included in the Company’s Form 8-K filed on May 28, 2010 and  8-K/A filed on August 13, 2010.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all short term debt securities purchases with a maturity of three months or less to be cash equivalents.

Inventory

Inventory consists of raw material, work in progress, and finished goods.  It is stated at the lower of cost or market on a first in, first out (FIFO) basis.

Property and Equipment and Depreciation Policy

Property and equipment are recorded at cost, less accumulated depreciation.  Cost of repairs and maintenance are expensed as they are incurred. Major repairs that extend the useful life of equipment are capitalized and depreciated over the remaining estimated useful life. When property and equipment are sold or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and the gains or losses realized on the disposition are reflected in operations. The Company uses the straight - line method in computing depreciation for financial reporting purposes.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10-65-1.  The Company recognized approximately no increase in the liability for unrecognized tax benefits.  The Company has no tax position as of June 30, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about such timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at June 30, 2010.  The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its continued losses.

Revenue Recognition

The Company recognizes revenues through its consolidated fully owned subsidiary. Revenues are recognized from product sales upon delivery, at which time title passes to the customer provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable.

Use of Estimates

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Advertising Costs

Advertising costs are expensed when incurred.

Fair Value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, prepaid expenses, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

The Company has also adopted ASC 820-10 (formerly SFAS 157, “Fair Value Measurements”) which  defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follow:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·

Level 2   inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

During the six months ended June 30, 2010, the Company issued convertible notes totaling $69,500. As of June 30, 2010, the carrying value of these convertible notes was $69,500. The Company used level 3 inputs for its valuation methodology and the fair value was determined to be approximately $68,500 using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price.

As of June 30, 2010 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

Basic and Diluted Per Common Share

The Company has adopted ASC 260-10, “Earnings per Share,” (EPS) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying unaudited condensed consolidated financial statements, basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the three and six months ended June 30, 2010, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive. For the three and six months ended June 30, 2009, the Company did not have common equivalent shares.

Significant Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification Topic No. 855, Subsequent Events. This guidance establishes general standards of accounting for and, disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted with no material effect on the Company's statement of financial condition or results of operations.

In June 2009, the FASB issued Accounting Standards Codification Topic No. 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("ASC 105-10"). This guidance establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in  the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC  registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.  ASC 105-10 is effective for the financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption will have no material impact on the Company’s consolidated financial statements but will require that interim and annual filings include references to the Codification.

In October 2009, the FASB issued Accounting Standards Codification Topic No. 605, Multiple-Deliverable Revenue Arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable and expands the disclosures required for multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption will have no material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”) as amendments to certain recognition and disclosure requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Those amendments remove potential conflicts with the SEC’s literature. All of the amendments in ASU 2010-09 were effective upon issuance for interim and annual periods. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2010 the company had a net deficit in retained earnings of $(2,978,009) and a net loss of $(260,008) for the six months then ended.  These matters create substantial doubt about the Company’s ability to continue as a going concern.  For the six months ended June 30, 2010, the Company is able to pay its obligations to vendors from fund raised from shareholders. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 3 – INVENTORY

Inventory consisted of the following :

June 30, 2010

December 31, 2009

Raw material

$253,641

$219,372

Work in process

55,585

31,210

Finished goods

     64,227

79,204

373,453

329,786

Less allowance for obsolete inventory

    (9,000)

   (9,000)

$364,453

$320,786

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009.

June 30, 2010

December 31, 2009

Machinery & equipment

$237,377

$237,377

Tooling

139,138

139,138

Computer equipment

94,383

94,383

Leasehold improvements

38,720

38,720

Furniture, fixtures and office equipment

   17,033

   17,033

526,651

526,651

Less accumulated depreciation

 480,976

  476,810

$  45,675

$  49,841

NOTE 5 – LINE OF CREDIT

The Company has entered into a line of credit agreement with a bank.  The maximum borrowing is $125,000.  Interest is calculated at prime plus 1.5% (with an interest rate floor of 6.5%) and is paid monthly.  The agreement expires December 1, 2010 at which time the entire principal balance is due.  The line of credit is personally guaranteed by the Trust of the former owner of Elasco, who is the president of the Company.  The outstanding balance at both June 30, 2010 and December 31, 2009 was $125,000 at 6.5%.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

Concurrent with the sale of Elasco to Blu Vu, the previous owner agreed to exchange his outstanding demand note, with an outstanding balance of $856,750, for a 10 year note at 5% for $600,000.  The difference of $256,750 was recorded as a gain in Other Income.  Total interest paid or accrued for the shareholder for the six months ending June 30, 2010 was $14,692 and the balance of the note as of June 30, 2010 was $587,684. Payments have not been made on this note since July 2009.  There is approximately $29,000 of accrued interest at June 30, 2010.

The same party received a promissory note for the stock of Elasco for $540,000.  The note is due in monthly payments of $10,000 and bears interest at 4.23%.  The note is secured by the stock of Elasco.  Total interest paid or accrued for the shareholder for the six months ending June 30, 2010 was $10,732 and the balance of the note as of June 30, 2010 was $507,425.  Payments have not been made on this note since August 2009.  There is approximately $19,000 of accrued interest at June 30, 2010.

The Company has two notes payable to shareholders for $20,000 and $19,500, which it acquired under the May 26 Blu Vu asset purchase agreement.  These notes are due July 12, 2010 and August 17, 2010, respectively and bear interest at 5.0%.  Both notes are convertible into shares of the Company’s common stock at a conversion discount of 70% of the stocks bid price.

The Company has three notes payable to shareholders for $10,000, $5,000 and $15,000.  These notes are due September 17, 2010, October 22, 2010 and November 22, 2010, respectively and bear interest at 5.0%.  All three notes are convertible into shares of the Company’s common stock at a conversion discount of 70% of the stocks bid price.

The effect of the beneficial conversion feature has been recoded as interest expense of $69,500 in the six months ended June 30, 2010.

Current maturities of the notes payable for each of the five years ending December 31 are as follows:  2010 $285,989; 2011 $ 158,375; 2012 $165,620; 2013 $173,201; 2014  $89,924, thereafter $291,499.

NOTE  7 – CONCENTRATION OF CREDIT RISK

A material part of the Company’s account receivables is outstanding with five customers.  The amount owed by these customers at June 30, 2010, was $336,913, approximately 84% of the Company’s receivables.  Sales to the top five customers represented 84% of total sales for the six months ended June 30, 2010.  The amount owed by these customers at December 31, 2009, was $172,433, approximately 69% of the Company’s receivables.  Sales to these five customers represented 74% of total sales for the year ended December 31, 2009.

NOTE 8 – COMMITMENTS – RELATED PARTIES

The Company leases a manufacturing and office facility from a related partnership as an operating lease which expires in 2015.  This lease currently requires monthly payments of $5,533 plus related insurance and maintenance.  Rental expense under this lease for the six months ended June 30, 2010 was $33,198 all of which was paid to a related party.

Future rental payments required under this operating lease are as follows:

Year Ended

              December 31,

      2010

$ 66,396

      2011

   66,396

      2012

                                                               66,396

      2013                                                                         66,396

                  2014

               66,396

      2015

   66,396

The Company has an employment agreement with Jeff Bozanic to develop its re-breather technology.  The agreement is for three years starting January 1, 2010 at a cost of $10,000 per month.

NOTE 9 – STOCK HOLDER EQUITY

At December 31, 2009 the Company had 5,545,000 shares of common stock, par value $.001, outstanding.  On March 10, 2010, the Corporation’s Board of Directors approved a one hundred-for-one (100:1) forward split of the Corporation’s common stock, par value $0.001 per share. The forward split was for shareholders of record as of the close of business on Friday, April 30, 2010, and the market effective date for the reverse stock split was May 3, 2010. As a result of the forward stock split, for every one share of the Corporation’s old common stock shareholders received ninety-nine additional shares of the Corporation’s new common stock.  Immediately following the forward split, the number of shares of the Corporation’s outstanding issued common stock was increased from 5,545,000 shares to approximately 554,500,000 shares, par value $.0001.

On May 26, 2010, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Blu Vu Deep Oil & Gas Exploration, Inc., a Nevada corporation.  Under the terms of the Agreement, the Company purchased substantially all of the assets of Blue Vu, consisting of, but not limited to, all stock of Blu Vu’s subsidiary, Elasco, Inc., certain intellectual properties, computer programs and software, contracts, claims and accounts receivables associated with the operation of Blue Vu’s business of developing underwater deep breathing apparatus.  In consideration of the sale of the assets of Blue Vu, the shareholders of Blue Vu, received restricted common shares of the Company totaling 123,978,980.  No other consideration will be exchanged in the transaction.

As of June 30, 2010, the number of common shares issued and outstanding was 678,478,980.

NOTE 10 – INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company incurred no income taxes for the periods ended June 30, 2010 and December 31, 2009 except for $800 each year for state franchise taxes.  For the six months ended June 30, 2010 the Company had incurred a loss and had no tax liability at June 30, 2010.  No income tax benefit was recognized as of June 30, 2010 and December 31, 2009 as a result of the valuation allowance applied to deferred tax assets, due to the uncertainty of recognizing any future tax benefits from the NOL.

NOTE 11 – SUBSEQUENT EVENTS

Prior to the asset purchase agreement  between Blu Vu and Deltron, Blu Vu was in negotiations with Radikal, AS (“Radikal”), the owner of intellectual property involving rebreather technology, to purchase its intellectual property involving said technology.  At that time, Blu Vu did not own any rebreather technology.  No agreement was reached between Blu Vu and Radikal prior to the asset purchase agreement with Deltron.   On August 4, 2010, the Company entered into an agreement with Radikal to purchase its intellectual property involving said technology (the “Radikal Agreement”).  The Radikal Agreement requires the Company to pay a per unit fee for at least 500 units per year for 2 years, after which the obligation to Radikal will be fulfilled.

Pursuant to the terms of the Radikal Agreement, Radikal will transfer all U.S. and international patent rights to the Company.  The Company expects that the transfer of those rights will be completed in the next 90 days.  If the per unit fee payments are not made when due, Radikal has the right to the return of the intellectual property transferred.

In July 2010, the Company borrowed $55,000 from three shareholders by issuing convertible notes in the amounts of $5,000, $15,000, $20,000 and $15,000 with the same conversion features as the notes issued in the six months ended June 30, 2010.  The notes are all due in six months and bear interest at 5%.

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

All references in this Form 10-Q to the “Company,” “Deltron,” “we,” “us,” or “our” are to Deltron, Inc.

Results of Operations

We generated revenues from sales of our products in the amount of $854,999 and $546,503 for the three months ended June 30, 2010 and 2009, respectively, and incurred $151,451 and $311,913 in selling, general and administrative expenses for the quarters ended June 30, 2010 and 2009, respectively.

We generated revenues from sales of our products in the amount of $1,1458,502 and $907,152 for the six months ended June 30, 2010 and 2009, respectively, and incurred $242,505 and $596,696 in selling general and administrative expenses for the six months ended June 30, 2010 and 2009, respectively.

Revenues increased due to new efforts by the Company to increase revenue in 2010 compared to 2009 by the introduction of new products and improvement in the overall national economy.

We incurred cost of goods sold of $764,547 and $470,037 for the quarters ended June 30, 2010 and 2009 respectively.  We incurred cost of goods sold of $1,363,858 and $860,560 for the six months ended June 30, 2010 and 2009, respectively.

The increase corresponded to the increase in revenue, but at a smaller percentage increase than revenues due to operating efficiencies realized in 2010.Expenses decreased due to a decrease in salaries and consulting fees.

The following table provides selected financial data about our company as of June 30, 2010 and December 31, 2009.

Balance Sheet Data

June 30, 2010

December 31, 2009

Cash and cash equivalents

$

27,065

$

29,986

Total assets

$

890,575

$

697,238

Total liabilities

$

1,887,338

$

1,443,579

Shareholders’ equity (deficit)

$

(996,763)

$

(746,341)

Net cash provided by financing activities, for the six month period ending June 30, 2010, was $69,500.

We have no off balance sheet arrangements.

Plan of Operation

Until May 26, 2010, we were a development stage company that had no operations, no revenue, no financial backing and limited assets.  We had originally planned to develop our property in San Jose, Costa Rica, to rent two three-bedroom apartments to middle income families.  Recently, the Company has decided to redirect its business focus towards identifying and pursuing options regarding the development of a new business plan and direction.

On May 26, 2010, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Blu Vu Deep Oil & Gas Exploration, Inc., a Nevada corporation (Blue Vu”).  The acquisition of Blu Vu is being treated as a reverse recapitalization, with Blu Vu’s wholly owned subsidiary Elasco becoming the accounting acquiror for financial reporting purposes.

On August 4, 2010, Deltron entered into an agreement with Radikal, AS (“Radikal”), the owner of intellectual property involving rebreather technology, to purchase its intellectual property involving said technology (the “Radikal Agreement”).  The Radikal Agreement requires the Company to pay a per unit fee for at least 500 units per year for 2 years, after which the obligation to Radikal will be fulfilled.

Pursuant to the terms of the Radikal Agreement, Radikal will transfer all U.S. and international patent rights to Deltron.  Deltron expects that the transfer of those rights will be completed in the next 90 days.  If the per unit fee payments are not made when due, Radikal has the right to the return of the intellectual property transferred.

OVERVIEW

Blu Vu, originally formed in June of 2008, was a technology company focused on the development of deep-sea exploration breathing technology for the oil and gas industries; as well as for use in fire and rescue, mining, hazardous materials industries, and recreational diving.  Under the technical guidance of internationally renowned deep-sea diver, Dr. Jeffrey Bozanic, the Company expects to manufacture and mass market proprietary breathing equipment developed specifically for the oil & gas, mining, military, and safety industries, as well as the emerging market of recreational divers.  Under the terms of the Agreement, Deltron acquired all of the assets associated with the operation of Blu Vu’s business.

Additionally, Deltron intends to seek complementary businesses to enhance its growth by acquiring companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place.  Under the assumption of finding appropriate target companies, Deltron expects to fulfill its strategic growth plan with additional acquisitions during each of the next several years.

On March 24, 2009, Blu Vu acquired Elasco Inc., an engineered plastics and polyurethane molding company with a production facility in Southern California.  Elasco is a leader in polyurethane and plastics technologies.  Elasco has been in business since 1979 producing a variety of recreational and industrial products used in dynamic applications made mainly from polyurethane.  The company also has injection molding capability of reinforced and non reinforced plastics and produces many parts for its internal use as component parts in various assemblies.  In what is currently a fragmented market, Elasco and Deltron expect to fill the need for improved, safer and more efficient breathing technology.  The acquisition of Elasco is intended to allow Deltron to manufacture its proprietary Rebreather technologies, as well as provide new synergies among future acquired companies that may develop, allowing for greater cost effectiveness, thus further enhancing each individual company’s strengths.

The molded polyurethane products segment that Elasco operates in is an industry that is extremely fragmented.  Most companies operate in niche markets providing very specific products to their customer base.  The majority of these companies use a lesser amount of automation than Elasco does.  They also have significantly higher raw material costs because they typically purchase premixed packages through sources that significantly mark up the price of the base materials.  Elasco has a “vertically integrated” production facility that enables it to purchase raw materials at a significant discount from the typical price of premixed products.  We expect to target companies for acquisition that have synergies that will benefit from advantages in productivity and raw material costs that Elasco can provide in order to maximize the profit potential of those companies.

PRODUCTS

Rebreather Systems

A rebreather re-circulates the gas a diver is breathing, allowing the diver to breath from the same gas over and over again after removing the carbon dioxide generated by human metabolism.  Rebreathers provide gas to the diver in an optimal mix for the depth at which they are diving.  The system adds oxygen and other gases to make up what is consumed.  Because the gas is reused, instead of being “thrown away” with every breath, a diver can remain underwater far longer on much less gas.  In fact, for some dives, rebreathers can be as much as fifty times more efficient on gas consumption than standard scuba tanks. This minimizes decompression obligations, or in some cases eliminates it for shallower working dives.  Less decompression time means more working time, and greater cost efficiency for the project.

Benefits of Blu Vu Rebreather technology

•Maximizes No-Decompression Time

•Extended diving depth capability

•Stealth - No bubbles

•Negligible limits to Air Travel after Diving

•Ship bottom inspections

•Size & weight of equipment package reduced

•Helium cost and consumption minimized

Products - Polyurethane

Elasco makes products for the recreational roller skate and skateboarding markets.  They are of the high performance type used by dedicated enthusiasts in those sports.  These products are sold to O.E.M. customers, who market and distribute them through channels specific to their individual retail outlets, as well as by direct marketing through their internet sales sites.  Most are sold through distribution channels of specialty stores and roller rinks. They are differentiated from the typical product found in larger retail stores in that they are not considered a toy category, but rather a sporting good.

Elasco also produces a variety of industrial products that are used on assemblies and machinery where a long life cycle is needed.  Some typical products are exercise equipment rollers, bowling pin setter pads and liners, and fire hydrant seals.  Elasco’s polyurethane polymers excel in the gap between rubber and plastics, but can mimic many rubbers and plastics with specific formulations that optimize those characteristics.  A recent formula developed exclusively by Elasco uses a natural soy-based resin as an ingredient to make an elastomer that performs like other hydrocarbon derived polyurethanes.  This reduces related carbon emissions from the manufacturing process for that resin by 36%.  This product is marketed as a green alternative to oil based products, and is finding favor in the youth market that many of Elasco’s products service.  The versatility of its compounding provides Elasco with a wide range of performance characteristics outperforming other materials with:

•Excellent abrasion resistance

•High tensile and tear strengths

•Flexibility over a wide range of temperatures

•Increased elasticity over the entire hardness range

•High impact resistance and vibration dampening

•Excellent resistance to oils, greases, and many solvents

•Good weatherability

•Resistance to fungal and microbial attack

•Ability to bond to metals, other rubbers, plastics, and polymer compounds

•High load bearing capabilities

Liquidity and Capital Resources

Our cash and cash equivalents balance as of June 30, 2010, was $27,065 and December 31, 2009 was $55,338. We have a working (deficit)/capital of ($253,454) and $91,002 as of June 30, 2010 and December 31, 2009, respectively. The Company is currently financing operations using convertible debt instruments, see Note 6 of the condensed consolidated financial statements for further discussion.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company entered into an agreement with Blu Vu to issue 123,98,980 shares of its common stock in conjunction with the Asset Purchase Agreement between the Company and Blu Vu.  The shartea re authorized by have not yet been issued.  These shares were issued without registration in reliance on Section 4(2) of the Securities Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

None.

ITEM 5.

OTHER INFORMATION

None.

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

DELTRON, INC.

Dated:  August 20, 2010

By:/s/ Henry Larrucea

Henry Larrucea
President, Principal Executive and Financial Officer