Form 10-K
period 2010-11-30
Deltron, Inc.
filed 2011-01-14
CIK 1345913

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: _______________________________

OR

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2010 to September 30, 2010

Commission file number:  333-130197

DELTRON, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-1147933
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11377 Markon Drive Garden Grove, CA 92841
(Address of principal executive offices)

Registrant's telephone number:  (714) 891-1795

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒   No o

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐

Accelerated Filer ☐

Non-Accelerated Filer ☐

Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  ☒

As of December 30, 2010, there were 758,478,980 shares of the registrant's common stock, par value $0.001, issued and outstanding (includes 123,978,980 to be issued).  Of these, 421,457,980 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was $8,429,159.60 based on the closing price of the Company’s common stock as of March 31, 2010.

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

Page

PART I

4

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

4

ITEM 1.  BUSINESS

5

ITEM 1A.

RISK FACTORS

9

ITEM 1B.

UNRESOLVED STAFF COMMENTS

9

ITEM 2.

PROPERTIES

9

ITEM 3.

LEGAL PROCEEDINGS

9

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9

PART II

10

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES    10

ITEM 6.

SELECTED FINANCIAL DATA

10

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                   11

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

17

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                                 17

ITEM 9A.

CONTROLS AND PROCEDURES

17

ITEM 9B.

OTHER INFORMATION

18

PART III

19

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

19

ITEM 11.

EXECUTIVE COMPENSATION

20

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                        22

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE                                                                                                  24

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

26

PART IV

28

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

28

EXPLANATORY NOTE

On May 26, 2010, Deltron, Inc. (“Deltron” or “the Company”) acquired all of the assets and liabilities of Blu Vu Deep Oil & Gas Exploration, Inc. (“Blu Vu”) including its ownership of 100% of the outstanding stock of Elasco, Inc. (“Elasco”) by issuance of 123,978,980 restricted common shares of its stock.  The acquisition of Blu Vu’s assets and Elasco, Inc. by Deltron has been accounted for as a reverse recapitalization.  The reverse recapitalization is the acquisition of a private operating company into a non-operating shell corporation with nominal net assets and is treated as a capital transaction, rather than a business combination.  For accounting and Securities and Exchange Commission (“SEC”) reporting purposes, Elasco is deemed to be the acquirer and continuing reporting entity.  On August 13, 2010, the Company adopted the fiscal year end of the former shell company, Deltron, of September 30.  Because Elasco is considered the accounting acquirer and the predecessor entity for SEC reporting purposes in the acquisition, this change in fiscal year end is deemed to be a change in Elasco’s fiscal year end and this Transition Report on Form 10-K covering the transition period from January 1, 2010, (the day after the end of Elasco’s previous fiscal year) to September 30, 2010 (the end of our new fiscal year) is being filed as required by applicable SEC rules.

Certain information responsive to items of this 10-K is incorporated herein by reference to either:

•

The Registrant’s Form 8-K filed on May 28, 2010

•

The Registrant’s Form 8-K/A filed on August 13, 2010

•

The Registrant’s Form S-8 filed on November 9, 2010

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

All references in this Form 10-K to the “Company,” “Deltron,” “we,” “us” or “our” are to Deltron, Inc.

ITEM 1.  BUSINESS

Business Development

Deltron, Inc. (“Deltron” or “the Company”) was incorporated in the State of Nevada on September 14, 2005.  Deltron is a public company currently listed on the over-the-counter (OTC) exchange under the symbol DTRO.  It was formed as a land development company that intended to construct rental housing units in Costa Rica.  It decided prior to the end of the fiscal year ended September 30, 2009, to redirect the business focus towards identifying and pursuing options regarding the development of a new business plan and direction.

On May 26, 2010, the Company entered into an Asset Purchase Agreement with Blu Vu Deep Oil & Gas Exploration (“Blu Vu”) under which Deltron has acquired all of the assets of Blu Vu, including, but not limited to, all of the stock of Blu Vu’s subsidiary, Elasco, Inc. (“Elasco”), in exchange for 123,978,980 shares of restricted common stock of Deltron.

Blu Vu, originally formed in June of 2008, is a technology company focused on the development of deep-sea exploration breathing technology for the oil and gas industries; as well as for use in fire and rescue, mining, hazardous materials industries, and recreational diving.  Under the technical guidance of internationally renowned deep-sea diver, Dr. Jeffrey Bozanic, the Company expects to manufacture and mass market proprietary breathing equipment developed specifically for the oil & gas, mining, military, and safety industries, as well as the emerging market of recreational divers.  Under the terms of the Agreement, Deltron acquired all of the assets associated with the operation of Blu Vu’s business.

On March 24, 2009, Blu Vu acquired Elasco, an engineered plastics and polyurethane molding company with a production facility in Southern California.  Elasco is a leader in polyurethane and plastics technologies.  Elasco has been in business since 1979 producing a variety of recreational and industrial products used in dynamic applications made mainly from polyurethane.  The Company also has injection molding capability of reinforced and non-reinforced plastics, and produces many parts for its internal use as component parts in various assemblies.  In what is currently a fragmented market, Elasco and Deltron expect to fill the need for improved, safer and more efficient breathing technology.  This acquisition of Elasco is intended to allow Deltron to manufacture its proprietary rebreather technologies, as well as provide new synergies among future acquired companies that may develop, allowing for greater cost effectiveness, thus further enhancing each individual company’s strengths.

The molded polyurethane products segment that Elasco operates in is an industry that is extremely fragmented.  Most companies operate in niche markets providing very specific products to their customer base.  The majority of these companies use a lesser amount of automation than Elasco does.  They also have significantly higher raw material costs because they typically purchase premixed packages through sources that significantly mark-up the price of the base materials.  Elasco has a “vertically integrated” production facility that enables it to purchase raw materials at a significant discount from the typical price of premixed products.

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

PRODUCTS

Rebreather Systems

“Normal” scuba is an open circuit system.  Combining a high-pressure cylinder and a demand regulator, a diver inhales gas at ambient pressure, uses a little of the oxygen in the gas, and then exhales.  When the diver exhales the gas, it bubbles to the surface, carrying as much as 98% of the original oxygen it contained.  The “open circuit” comes from the fact that the exhaled gas is released on every breath.

The advantage that a rebreather has over “normal” scuba system is that it recirculates the gas a diver is breathing, allowing the diver to breath from the same gas over and over again, after removing the carbon dioxide generated by human metabolism.  Rebreathers provide gas to the diver in an optimal mix for the depth at which they are diving.  The system adds oxygen and other gases to make up what is consumed.  Because the gas is reused, instead of being “thrown away” with every breath, a diver can remain underwater far longer on much less gas.  In fact, for some dives, rebreathers can be as much as fifty times more efficient on gas consumption than standard scuba tanks. This minimizes decompression obligations, or in some cases eliminates it for shallower working dives.  Less decompression time means more working time, and greater cost efficiency for the project.

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

•Excellent resistance to oils, greases, and many solvents

•Good weatherability

•Resistance to fungal and microbial attack

•Ability to bond to metals, other rubbers, plastics, and polymer compounds

•High load bearing capabilities

MARKETS

Rebreather Systems

Deltron has a strategy of growth through targeted industry marketing of proprietary Rebreather technology solutions that will increase productivity in commercial diving applications as well as improve the diving experience for the recreational diver.

Rebreather products of the type Deltron anticipates producing provide many benefits over conventional open circuit breathing equipment.  Those benefits are even more significant when extended time and greater depth are desired or required.

Mining

Rebreathers were originally developed in the 1700s as safety equipment for the mining industry.  Mine collapses, underground fires, and toxic gas accumulations experienced by miners all demanded a supply of safe breathing gas.  However, it is impossible for a miner to carry an adequate supply in open circuit cylinders, due to the weight and bulk of the equipment.  Rebreathers should provide superior performance, as the efficiency of this equipment far surpasses open circuit options.  However, we have no contracts in place at this time.

Fire & Rescue

Fire fighters generally use rebreathers in fires where more than thirty minutes of air is needed.  Existing air tanks last about one half hour, while rebreathers can last several hours without a substantial weight penalty.  High rises and large building fires require gas supplies with extended durations for fire fighters.  While Deltron will work to secure potential business in this area, we have no contracts in place at this time.

Hazardous Materials

Rebreathers also play a part in industrial safety applications, where people work in hazardous environments.  Industrial settings, such as sewage treatment plants and underground work locations, often accumulate toxic gases.  When these environments need to be accessed, either the entire volume must be ventilated, an expensive and time-consuming job, or workers must wear self-contained breathing apparatus.  While Deltron will work to secure potential business in this area, we have no contracts in place at this time.

Military & Special Ops

For decades the military has used rebreathers for a wide range of activities. Typical operational uses include covert access, defusing explosive munitions, and specialized under cover operations.  A historical example of when mixed gas CCRs were used for espionage purposes was when divers tapped telephone cables used by the Soviet Union during the cold war.  Locked out of submarines at depths of up to 400 fsw / 120 msw, divers using rebreathers placed instrument packages on these cables, allowing United States intelligence units to gather information gleaned from supposedly secure communication sources.

Deltron equipment will be capable of this type of work, with the same advantages of increased depth capability and reduced package size.

The post-9/11 environment has seen the use of rebreathers extend from traditional military users to other paramilitary groups focused on anti-terrorism and drug interdiction activities, such as county SWAT teams, Coast Guard, and other harbor monitoring groups.  It is likely in the years ahead that both the quantity and scope of activities requiring rebreather use by armed forces will increase.

Mixed gas CCRs are often used by military EOD teams to defuse or explode mines.  Rebreathers can be manufactured to have low noise and magnetic signatures, and also allow divers to spend hours at depths up to 60 fsw / 18 msw with no decompression penalties, ideal for this type of work.  The rebreathers under development by Deltron provide these same capabilities, in a much smaller, lighter, and more reliable package.

Deltron will attempt to capitalize on the continuing drive to upgrade and modernize the equipment being used by today’s military and public safety dive teams.  However, we have no contracts in place at this time.

Recreational Diving

Rebreather technology represents one of the fastest growing segments of the civilian diving market.  About two dozen private makers of rebreather systems and components constitute what is a fragmented market.  Importantly, no single manufacturer is currently capable of mass commercialization.  Deltron is working to fill this market void, however, we have no contracts in place at this time.

POLYURETHANE MARKETS

High load-bearing capacity (two to four times that of conventional rubber), long wear (three to six times that of conventional rubber, cut resistance, low rolling resistance and non-marking of concrete floors are principal reasons why urethanes are preferred.

Sanitary waste facilities create harsh environments, but urethanes outperform other elastomers in these guide wheels.  The mining separator screens are another example in which superior abrasion, impact and cut resistance combine with resilience to provide long service life.

The high compression forces required to deflect urethanes are used in metal-forming operations.  Forming costs are reduced because the need for matched punches and dies is eliminated.  Urethanes do not scratch metal.  Snowplow blades prevent road damage while resisting abrasion and providing impact resistance at very low temperatures.  The castable nature of urethanes permits precision cast locators and fixtures to be used in automated assembly operations.  While holding dimensional tolerances, urethanes resist wear and impact.  Resistance to wear and flex fatigue under extreme weather conditions makes urethane tracks reliable in snowmobiles.

Today’s top-of-the-line bowling balls are cast urethane.  They offer a more consistent level of performance, long life, and less deflection when hitting pins, which translates into higher scores.  Good bowlers find the balls can be made to “hook” more for higher scores.

Silk-screening applications require durability for the straight edges, flexibility, and solvent resistance without damaging the screen itself.  The castable nature of urethanes – which do not require high pressure like typical rubber and plastic – permits quick, low-cost molds and fast response time in many cases.

Urethanes are currently used in the manufacture of everything from skate and roller-coaster wheels to conveyor drive rollers.  Weatherability, shock absorption and abrasion resistance are the principal reasons, but high load-bearing properties, resilience, non-marking characteristics, and strong bonding to metal hubs are also important.

EMPLOYEES

As of the date of this Report on Form 10-K, the Company had 48 full time employees and one part-time employee.

BANKRUPTCY OR SIMILAR PROCEEDINGS

The Company has not been involved in any bankruptcy, receivership or similar proceedings.

ITEM 1A.

RISK FACTORS

Because we are a “smaller reporting company” as that term is defined by the SEC, we are not required to present risk factors at this time.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Deltron’s  principal place of business and corporate offices is located at 11377 Markon Drive, Garden Grove, CA 92841.    We have been a tenant at this location since 1994 and renewed its lease until 2015.  The rental fee is $5,533 per month for this 7,000 square foot industrial building.

ITEM 3.

LEGAL PROCEEDINGS

Legal Proceedings

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

“Bid” and “ask” prices for our common stock have been quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “DTRO.OB” since December 20, 2006. However, our stock did not trade until January 21, 2010.  The following chart shows the high and low trading price from that date until the end of the most recent fiscal year by quarter.

Quarter Ended	High	Low

September 30, 2010	$0.029	$0.001

June 30, 2010	$0.12	$0.0167

March 31, 2010	$0.02	$0.0037

As of December 20, 2010, we had 162 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized For Issuance Under Equity Compensation Plans

Under the Company’s 2010 Stock Incentive Plan for Employees, Contractors, Consultants, Advisors, Board Advisors, Board Members and Others (the “Plan”), the Company is authorized to issue up to 200,000,000 shares of common stock or options to purchase shares of common stock.  As of the date of this filing, the Company has authorized issuance of 80,000,000 shares under the Plan.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As previously described, we completed an Asset Purchase under which Deltron acquired the assets of Blu Vu Deep Oil & Gas Exploration, Inc.  The transaction was treated as a reverse recapitalization, with Blu Vu’s wholly owned subsidiary, Elasco, Inc. (“Elasco”) becoming the accounting acquirer.  Therefore, Deltron assumed the fiscal year end of Elasco of December 31.  On August 13, 2010, following the completion of the Asset Purchase Agreement, the Company adopted the fiscal year end of the former shell Company of September 30 for financial reporting purposes.

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.  The discussion reflects the financial condition and results of operations as of and for the transition period ended September 30, 2010 and 2009 (unaudited).  This discussion contains forward-looking statements.  Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

We are a manufacturing company with two distinct business segments, polyurethane and rebreather.  Our primary business is Elasco which is focused on manufacturing technology for plastic and polyurethane products.  Our secondary business segment is focused on the development of deep-sea exploration breathing technology marketed as Blu Vu.

Polyurethane Products

Our polyurethane products are manufactured and sold by our wholly owned subsidiary, Elasco, which makes products for the recreational roller skate and skateboarding markets.  They are of the high performance type used by dedicated enthusiasts in those sports.  These products are sold to O.E.M. customers, who market and distribute them through channels specific to their individual retail outlets, as well as by direct marketing through their internet sales sites.  Most are sold through distribution channels of specialty stores and roller rinks.  They are differentiated from the typical product found in larger retail stores in that they are not considered a toy category, but rather a sporting good.

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

Rebreather System

“Normal” scuba is an open circuit system.  Combining a high-pressure cylinder and a demand regulator, a diver inhales gas at ambient pressure, uses a little of the oxygen in the gas, and then exhales.  When the diver exhales the gas, it bubbles to the surface, carrying as much as 98% of the original oxygen it contained.  The “open circuit” comes from the fact that the exhaled gas is released on every breath.

The advantage that a rebreather has over “normal” scuba system is that it recirculates the gas a diver is breathing, allowing the diver to breath from the same gas over and over again, after removing the carbon dioxide generated by human metabolism.  Rebreathers provide gas to the diver in an optimal mix for the depth at which they are diving.  The system adds oxygen and other gases to make up what is consumed.  Because the gas is reused, instead of being “thrown away” with every breath, a diver can remain underwater far longer on much less gas.  In fact, for some dives, rebreathers can be as much as fifty times more efficient on gas consumption than standard scuba tanks. This minimizes decompression obligations, or in some cases eliminates it for shallower working dives.  Less decompression time means more working time, and greater cost efficiency for the project.

Business operations

As of September 30, 2010, we had an accumulated deficit of approximately $3.08 million, and as of December 31, 2009, our accumulated deficit was approximately $2.72 million.  We incurred operating losses of $189,532 and $610,866 for the nine months ended September 30, 2010 and 2009, respectively, and incurred net losses of $360,590 and $400,564 for those respective periods.  We expect our net losses to continue for at least the next couple of years.  We anticipate that a substantial portion of our capital resources and efforts will be focused on the scale up due to expansion via acquisition, product development and other general corporate purposes, including the payment of legal fees due to our acquisitions.

As of September 30, 2010, our current liabilities of approximately $1.31 million exceeded our current assets of approximately $1.05 million by $253,061.  As part of the $1.31 million of current liabilities we have $96,167, net of note discount of $79,333, of convertible notes to related parties. We are currently planning to issue additional stocks and convertible notes to support our expansion.  As a result, the additional equity funding may result in significant dilution to existing stockholders. If adequate funds are not available, we may be required to delay or curtail significantly our development and commercialization activities.  This would have a material adverse effect on our business, financial condition and/or results of operations and could ultimately cause us to have to cease operations.

Financial Operations Overview

Sales

Our sales are derived from the sale of plastic and polyurethane products.  Customers are generally billed at shipping of products.  We currently have not generated any revenues from the sale of rebreather system for the nine month periods ended September 30, 2010 and 2009.

Cost of Sales

Cost of sales for plastic and polyurethane products represents the cost of direct labor, raw material, supplies and other miscellaneous support expenses.  No cost of sales for rebreather system is recorded because we have not generated any revenues from the sale of rebreather system.

Selling, General and Administrative

Our selling expenses consist primarily of personnel, media, support and travel costs to inform user organizations and consumers of our products.  Our general and administrative expenses consist primarily of personnel, occupancy, legal, consulting and administrative and support costs for our operations.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods.  We evaluate our estimates and judgments on an ongoing basis.  We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could therefore differ materially from those estimates under different assumptions or conditions.  Our significant accounting policies are described in Note 1 to our consolidated financial statements included in item 15 of this report.  We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

Sales for our polyurethane products are recognized when our plastic or polyurethane products are shipped to our customers.  Currently for rebreather system, there have not been any revenues recognized from the sale of its products.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

As earlier described, we operate in two business segments: Polyurethane products and Rebreather system.  Our Elasco business focuses on the delivery of plastic and polyurethane product to our customer.  Its principal business is manufacturing and selling of open cast molded polyurethane elastomer products such as skateboard, roller skate, and industrial wheels.  Our Rebreather system, which is marketed as Blu Vu, is engaged in the potential manufacture and mass-market of proprietary breathing equipment developed specifically for the oil and gas, mining and safety industries, and military and recreational divers.

The following table presents consolidated statement of operations data for each of the periods indicated as:

	Nine months ended		Percent
	September 30,
	2010	2009 (Unaudited)	Change
Sales	2,546,606	1,511,133	69%
Cost of sales	2,269,102	1,364,162	66%
Gross profit	277,504	146,971	89%

Selling, general and administrative	467,036	757,837	(38)%

Operating loss	(189,532)	(610,866)	(69)%

Other income (expense), net	(169,458)	210,302	(181)%

Net (loss)	(360,590)	(400,564)	(10)%

Sales

With respect to our polyurethane business, our sales increased by $1,035,473 for the nine months ended September 30, 2010, compared to the same period in 2009, due to recovery in the economy and introduction of our new products to our current customer base.

In respect to our rebreather product, we have not produced sales as of September 30, 2010 and 2009.

Cost of Sales

Cost of sales consists of payroll, raw material, supplies and other miscellaneous costs for the Polyurethane products.  For the nine-month period ended September 30, 2010, costs of sales of $2,269,102 consist primarily of labor cost of $845,120, raw material cost of $1,179,946 and other costs of $244,036.  For the nine-month period ended September 30, 2009, cost of sales of $1,364,162 consisted primarily of labor costs of $566,161, raw material cost of $603,959, and other costs of $194,042.  We expect costs of sales will increase as an absolute number as more plastic and polyurethane products are produced.  However, we expect the cost of sales to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Selling, General and Administration

For the nine months ended September 30, 2010 and 2009, our selling, general and administrative expenses for each segment are as follows:

	2010	2009 (Unaudited)
Rebreather	$192,878	$480,662
Polyurethane	274,158	277,175
	$467,036	$757,837

Selling, general and administrative expenses associated with our polyurethane business consist primarily of payroll costs, rental fee, professional fee, insurance, and other expense.  For the nine months ended September 30, 2010, selling, general and administrative expenses included the following: payroll and benefits $108,294, consulting fee $32,127, professional fees $18,435, rent expense $49,797, insurance expenses $20,224, and other expenses $45,281. For the comparable period in 2009 expenses were as follows: payroll and benefits $134,343, rent expense $49,797, consulting $36,538, professional fee $9,716, insurance expenses $14,447, and other expenses $32,334.

Comparing the nine months ended September 30, 2010, with the same period in 2009, the decrease in selling, general and administrative expenses were primarily due to decrease in payroll and benefits by $26,049 in the 2010 period as a result of a reduction in staff and the reassignment of staff to another department.  Other expenses remained consistent for the nine months ended September 30, 2010 and 2009.

General and administrative expenses associated with our Blu Vu rebreather system consist primary of consulting and professional fees. Comparing the general and administrative expenses for the nine months ended September 30, 2010, with the same period in 2009, the decrease was primarily due to the Company ended various consulting agreements.

Other income (expense)

For the nine months ended September 30, 2010, we incurred other expenses of $169,458, which consisted primarily $96,167 amortization of note discount resulted from beneficial conversion feature embedded in the $175,500 convertible notes; total interest of $53,397 paid and accrued on the $125,000 line of credit, $1,095,110 long term promissory notes, and $175,500 convertible notes due to certain shareholders and officer.

For the comparable period in 2009, we incurred interest expense of $58,948 paid and accrued on the $125,000 line of credit and $1,095,110 long term promissory notes due to a shareholder and officer.  We also recorded a $256,750 gain on extinguishments of a debt due to the former owner of Elasco.

Net Loss

The decrease in net loss of $39,974 for the nine months ended September 30, 2010, compared to the same period in 2009, was a net result of: an increase in our polyurethane product sales, a decrease in selling, general and administration expenses due to the reduction of consulting expense in 2010; the gain recorded on the extinguishment of owners debt of $256,760 in 2009 related to the acquisition of Elasco; and the increase in interest expense of $90,616 resulted from amortization of beneficial conversion option embedded in the convertible notes in 2010.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of September 30, 2010, we had an accumulated deficit of approximately $3.08 million, and as of December 31, 2009, our accumulated deficit was approximately $2.72 million.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future.  We expect that our selling, general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability.  We may never achieve profitability.

Due to the continued losses incurred from our operations, as of September 30, 2010, we had approximately $1,852 in cash and cash equivalents and a working capital deficit of $253,061 compared to $29,986 in cash and cash equivalents and a working capital of $91,002 at December 31, 2009.

Operating Capital and Capital Expenditure Requirements

Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds in the next 12 months in order to continue to conduct our business.  Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations.

We need additional funds to continue our operations and will need substantial additional funds before we can generate revenue from our Blu Vu rebreather system.  We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail.  In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.

We expect to continue to incur operating losses in the future and to make capital expenditures to expand our polyurethane operations and to market our Blu Vu rebreather system (including upgrading our plant equipment) and to scale up our sales efforts.  We expect that our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes, including the repayment of debt incurred as a result of our acquisitions.  Although since September 30, 2010, we have raised gross proceeds of $77,500 through the sale of convertible promissory notes, we anticipate that our cash on hand (including the proceeds from these promissory notes) and cash generated through our operations will not be sufficient to fund our operations for the next 12 months.  In addition we will have to repay the outstanding notes plus interest. We therefore anticipate raising additional funds in the near future.

Sources of Liquidity

Since our inception substantially all of our operations have been financed primarily from sales of our polyurethane products and equity and debt financings.  For the nine months ended September 30, 2010, we had received $175,500 from issuance of convertible notes.

Cash Flows

Net cash used in operating activities was $214,140 for the nine months ended September 30, 2010, compared to $615,401 for the same period ended September 30, 2009.  The decrease in cash used of $401,261 was primarily attributable to increases in our polyurethane product sales.

There was no net cash used in investing activities for the nine months ended September 30, 2010 and 2009.

Net cash proceeds from financing activities for the nine months ended September 30, 2010, were $186,006 which was primarily derived from borrowing from certain shareholders by issuance of convertible notes.

For the nine months ended September 30, 2009, proceeds from sales of common stocks were $605,222, net of offering costs, through a Regulation S offering.

Contractual Obligations and Commercial Commitments

As of September 30, 2010, we have a contractual obligation to pay the line of credit of $125,000 with an interest rate of prime plus 1.5%.  There was also a total remaining balance on two promissory notes of $1,095,110 due to a shareholder and officer in connection with our acquisitions.  The notes bear interests at a rate of 5% and 4.23% per annum, respectively.  Our total lease obligations are $ 348,579 for our Southern California facility, which expires on December 31, 2015.

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for federal income taxes for any periods presented.  As of September 30, 2010, we had net operating loss carryforwards for federal income tax purposes of $262,000.  If not utilized, the federal net operating loss carryforwards will expire in 2025.  Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change”.  The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited consolidated financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 30, 2010, the Board of Directors appointed Cacciamatta Accountancy Corporation (“Cacciamatta”) as Deltron, Inc.’s independent auditors for the 2010 fiscal year, replacing Seale & Beers, CPAs (“Seale & Beers”).

On June 30, 2010, the Company dismissed Seale & Beers as the Company’s independent auditor effective June 30, 2010.  The report of Seale & Beers on the Company’s consolidated financial statements for the years ended September 30, 2009 and 2008, and the quarters ended December 31, 2009, and March 31, 2010, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports on our financial statements contained an explanatory paragraph with respect to uncertainty as to the Company’s ability to continue as a going concern.

For the years ended September 30, 2009 and 2008, and through June 30, 2010, there have been no disagreements with Seale & Beers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Seale & Beers’ satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. For the years ended September 30, 2009 and 2008, and through June 30, 2010, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

During the years ended September 30, 2009 and 2008, and through June 30, 2010 (the date Cacciamatta was appointed), the Company did not consult Cacciamatta with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Consolidated Financial Statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

On August 6, 2009, the Board of Directors appointed Seale & Beers, CPAs (“Seal & Beers”) as Deltron, Inc.’s independent auditors for the 2009 fiscal year, replacing Moore & Associates, Chartered (“Moore”).

ITEM 9A.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of Henry Larrucea, our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2010, based on the COSO framework criteria.  Management identified the following material weaknesses:

1.

The Company has insufficient internal personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions;

2.

Due to our small size, the Company did not maintain effective internal controls to assure segregation as the same employee was responsible for initiating and recording of transactions, thereby creating the segregation of duties weakness; and

3.

The Company did not have an independent board of directors for oversight of the Company’s operations and financial reporting process.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table sets forth certain information, as of January 10, 2011 with respect to our directors and executive officers.

Name and Address	Age	Positions
Henry Larrucea	61	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director

Henry Larrucea has held the positions of President, CEO, CFO, Treasurer and a director since February 22, 2010.  He is expected to hold said offices/positions until the next annual meeting of our stockholders.

Certain biographical information of our directors and officers is set forth below.

Henry Larrucea

Henry Larrucea, currently the CEO and CFO of Deltron, was one of the original founders of Elasco in 1979 and had been its sole shareholder from 2001 thru 2008.  Mr. Larrucea brings over three decades of continuous leadership, management and executive experience in high volume manufacturing environments for consumer recreational markets to Deltron.  He is responsible for overall management oversight and strategic long term planning. Mr. Larrucea’s corporate responsibilities include business development, marketing, and acquisition prospect development and management.

He also has expertise in all aspects of product development. Mr. Larrucea is directly involved in new product design and development including concept validation, engineering review and tooling design. He also has extensive experience in production process implementation and maintenance. He has two patents in his name for roller skate and skateboard related inventions. His experience in polyurethane chemistry over 30 years with the company has enabled Elasco to produce many unique polymers for use in such diverse industries as roller skate and skateboard wheels, exercise equipment, bowling pin setter equipment and fire hydrant seals.

Employment Agreements

The Company has an employment agreement with Jeff Bozanic to develop its re-breather technology.  The agreement is for three years starting January 1, 2010, at a cost of $10,000 per month.  As of September 30, 2010, the Company owed Mr. Bozanic $90,000.

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

Code of Ethics

In 2006 we adopted a Code of Ethics that applies to all of our employees.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics, please make written request to our President c/o Deltron, Inc. at 11377 Markon Drive, Garden Grove, CA 92841.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2010 and 2009 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2010; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2010; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2010, that received annual compensation during the fiscal year ended September 30, 2010 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Non- qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Henry Larrucea, (4) President, Chief Executive Office, Chief Financial Officer, Treasurer,	2010	0(4)	0	0	0	0	0	$60,000(4)	$60,000

Randall Fernandez,(2) Chief Executive and Financial Officer	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Hilda Rivera,(3) Secretary	2009 2008	0 1,000	0 0	0 0	0 0	0 0	0 0	0 0	0 1,000

Shawn Phillips,(1) Chief Executive and Financial Officer	2008	0	0	0	0	0	0	0	0

(1)

Shawn Phillips served as our President, Chief Executive Officer from inception until June 9, 2008 and served as our Chief Financial Officer, Secretary and Treasurer from October 18, 2007 to September 9, 2008.

(2)

Randall Fernandez has served as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and as a Director from September 9, 2008, through February 22, 2010

(3)

Hilda Rivera has served as our Secretary from September 9, 2008, and as a Director from inception through February 22, 2010.

(4)

Henry Larrucea was appointed President, Chief Financial Officer, Chief Executive Officer, and Treasurer on February 22, 2010.  Mr. Larrucea has a total of $60,000 in accrued but unpaid salary.

Under the Company’s 2010 Stock Incentive Plan for Employees, Contractors, Consultants, Advisors, Board Advisors, Board Members and Others (the “Plan”), the Company is authorized to issue up to 200,000,000 shares of common stock, or options to purchase shares of common stock.  As of the date of this filing, the Company had authorized and issued 80,000,000 shares under The Plan.

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

Compensation of Directors

During the fiscal years ended September 30, 2010 and 2009, there were no arrangements between us and our directors that resulted in our making any payments to our directors for any services provided to us by them as directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 20, 2010 by:

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of December 20, 2010.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class (1)	Shares of Common Stock Beneficially Owned(1)	Percentage Ownership(2)
Acadia LLC 131 E. Oakland Drive Saint Rose, LA 7008	Common	45,000,000	5.93%
Bayou Business 4041 Williams Blvd. Ste A9 #192 Kenner, LA 70065	Common	50,000,000	6.59%
Capital Formula PO Box 3923 Carson City, NV 89072	Common	45,000,000	5.93%

Henry Larrucca, President, CEO, CFO, Treasurer, Director 56-141 Maika Way Kaleiwa, HI 96712	Common	82,021,000	10.81%
All officers and directors as a group (1 person)		82,021,000	10.81%

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

(2)

Percentage based upon 758,478,980 shares of common stock issued and outstanding as of December 20, 2010 (includes 123,978,980 to be issued).

The Company has a number of outstanding Convertible Notes, which can be converted into shares of common stock at the option of the note holder at any time prior to repayment of the note.  All notes are currently eligible for conversion, but no note holders have notified the Company that they are exercising that conversion right.  Assuming that all outstanding notes are converted into shares at $0.001 per share, which is the guaranteed lowest conversion price, the Company would have issued and outstanding a total of 938,705,281 shares of common stock.  The following table reflects those shareholders who, at that time, would own beneficially 5% or more of the Company’s common stock.

Name and Address of Beneficial Owner	Title of Class (1)	Shares of Common Stock Beneficially Owned(1)	Percentage Ownership(2)
Acadia LLC 131 E. Oakland Drive Saint Rose, LA 7008	Common	76,183,562	8.12%
Bayou Business 4041 Williams Blvd. Ste A9 #192 Kenner, LA 70065	Common	50,000,000	5.33%
Capital Formula PO Box 3923 Carson City, NV 89072	Common	45,000,000	4.79%
Affinity Advisors, LLC 8 Wayride Circle Bensford, NY 14534	Common	35,000,000	3.73%
Donal Pratt 261 South Timber Creek Drive Amarillo, TX 79118	Common	45,727,397	6.77%

Henry Larrucca, President, CEO, CFO, Treasurer, Director 56-141 Maika Way Kaleiwa, HI 96712	Common	82,021,000	8.74%
All officers and directors as a group (1 person)		82,021,000	8.74%

Securities Authorized for Issuance Under Equity Compensation Plans

On November 9, 2010, the Company filed an S8 Registration Statement registering its 2010 Stock Option Plan for Employees and Consultants.

Under the terms of the Plan, a total of 200,000,000 shares of stock or options to purchase common stock can be issued to compensate directors, employees and consultants of the Company for services rendered to the Company.

The terms of the Plan are fully disclosed in the copy of the Plan filed as an exhibit to the S8, but include the following:

*

price and other terms of issuance of shares under the Plan are to be determined by the Board of Directors, who administer the Plan and who will take into account the market price of the Company’s securities at the date of any agreement to issue shares under the Plan.

*	shares of common stock issuable under the Plan have the same rights and restrictions as all other issued and issuable shares of common stock of the Company.

As of the date of this filing, the Company issued 80,000,000 shares to an employee as prepayment for bonus and salaries for the six-month period ended May 7, 2011.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

Promissory Notes

Concurrent with the sale of Elasco to Blu Vu, the previous owner, Henry Larrucea who is the current officer and director of the Company, agreed to exchange his outstanding demand note, with an outstanding balance of $856,750, for a 10 year note at 5% for $600,000.  The difference of $256,750 was recorded as a gain in other income in 2009.  Total interest paid or accrued for the shareholder for the nine months ending September 30, 2010 was $22,039 and the balance of the note as of September 30, 2010 was $587,684. Payments have not been made on this note since July 2009.  There was $35,804 of accrued interest at September 30, 2010.

Mr. Larrucea also received a promissory note for the stock of Elasco for $540,000.  The note is due in monthly payments of $10,000 and bears interest at 4.23%.  The note is secured by the stock of Elasco.  Total interest paid or accrued for the shareholder for the nine months ending September 30, 2010 was $16,099 and the balance of the note as of September 30, 2010 was $507,425.  Payments have not been made on this note since August 2009.  There is $25,161 of accrued interest at September 30, 2010.

Both of the above notes are currently in default due to non-payment of principal and interest.  Upon default the loans become due on demand.  Mr. Larrucea has granted a waiver which waives the default under the terms of the notes and releases the Company from any liquidated damage provision.

The Company has two notes payable to shareholders for $20,000 and $19,500, which it acquired under the May 26, 2010 Blu Vu asset purchase agreement.  These notes are due on May 28, 2011 and bear interest at 5.0%.  Both notes are convertible into shares of the Company’s common stock at a conversion discount of 70% of the stocks bid price but in no event shall the conversion price be less than the par value of $0.001

The Company has nine notes payable to shareholders for a total of $136,000.  These notes are due ranging from September 17, 2010, to March 28, 2011, all bearing interest at 5.0%.  All nine notes are convertible into shares of the Company’s common stock at a conversion discount of 70% of the stock bid price but in no event shall the conversion price be less than the par value of $0.001.

As of September 30, 2010, the Company had authorized unissued common stock of 9,321,521,020 shares, which is sufficient to cover shares to be issued upon conversion of all convertible notes.

The terms of the convertible notes payable included beneficial conversion feature amounting to $175,500 and was recognized as debt discount, which is to be amortized over the lives of the convertible notes. The Company recorded amortization of such debt discount as interest expense for an amount of $96,167 in the nine months ended September 30, 2010. As of September 30, 2010, the total net carrying amount of these convertible notes was $96,167.

Current maturities of the notes payable for each of the five years ending September 30 are as follows:

Commitments

The Company leases a manufacturing and office facility from a related partnership as an operating lease which expires in 2015.  This lease currently requires monthly payments of $5,533 plus related insurance and maintenance.  Rental expense under this lease for the nine months ended September 30, 2010 was $49,797 all of which was paid to a related party.

Future rental payments required under this operating lease are as follows:

Year Ended

              September 30,

      2011

$ 66,396

      2012

                                                               66,396

      2013                                                                         66,396

                  2014

               66,396

      2015

   66,396

The Company has an employment agreement with Jeff Bozanic to develop its re-breather technology.  The agreement is for three years starting January 1, 2010 at a cost of $10,000 per month. As of September 30, 2010, the Company owed Mr. Bozanic $90,000.

Prior to the asset purchase agreement  between Blu Vu and Deltron, Blu Vu was in negotiations with Radikal, AS (“Radikal”), the owner of intellectual property involving rebreather technology, to purchase its intellectual property involving said technology.  At that time, Blu Vu did not own any rebreather technology.  No agreement was reached between Blu Vu and Radikal prior to the asset purchase agreement with Deltron.   On August 4, 2010, the Company entered into an agreement with Radikal to purchase its intellectual property involving said technology (the “Radikal Agreement”).  The Radikal Agreement requires the Company to pay a per unit fee of $35 for at least 500 units per year for 2 years, after which the obligation to Radikal will be fulfilled.

Pursuant to the terms of the Radikal Agreement, Radikal has transferred all U.S. and international patent rights to the Company. If the per unit fee payments are not made when due, Radikal has the right to the return of the intellectual property transferred. Payments for these rights are not required to begin until January 2012.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended September 30, 2010 and 2009, are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2010	Fiscal year ended September 30, 2009

Audit fees (1)	$ 61,250	$ 6,500
Audit-related fees (2)	0	0
Tax fees (3)	0
All other fees (4)	0	0
Total fees	$ 61,250	$ 6,500

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

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant (1)

3.2	By-Laws of Registrant (1)

10.1	Asset Purchase Agreement(3)

14.1	Code of Ethics (2)

21	List of Subsidiaries(*)

23.1	Consent of Larry O’Donnell(3)

23.2	Consent of Cacciamatta Accountancy Corporation

31.1/31.2	Certification of Principal Executive and Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1/32.2	Certification of Chief Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

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

(3)

The Company filed a Current Report on form 8K on May 28, 2010, reporting the completion of the Asset Purchase Agreement under which the Company acquired the assets and liabilities of Blu Vu Deep Oil & Gas Exploration, Inc. including its ownership of 100% of the outstanding stock of Elasco, Inc. (“Elasco”), and which included the audited consolidated financial statements of Blu Vu, and had attached as Exhibit 10.1 thereto a copy of the Asset Purchase Agreement.  The Agreement is incorporated herein by reference. Mr. O’Donnel has provided his consent for the incorporation by reference of his report on the audited consolidated financial statements of Blu Vu.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 13, 2011

DELTRON, INC.

By:  /s/ Henry Larrucea

Name:

Henry Larrucea

Title:

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Henry Larrucea _________________________ Henry Larrucea	President, Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), Treasurer, and member of the Board of Directors	January 13, 2011

PART IV – FINANCIAL INFORMATION

CACCIAMATTA

ACCOUNTANCY CORPORATION

2601 MAIN STREET, SUITE 580, IRVINE CA 92614

PHONE: (949) 860-9883

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Deltron, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Deltron, Inc. and Subsidiary as of September 30, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the nine months ended September 30, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Deltron, Inc. and Subsidiary as of December 31, 2009 were audited by other auditors whose report dated March 31, 2010, on those statements included an explanatory paragraph that describes the accompanying financial statements have been prepared assuming that the Company will continue as a going concern and that the Company has suffered losses from operations and a accumulated deficit at December 31, 2009 , which raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deltron, Inc. and Subsidiary as of September 30, 2010, and the results of its operations and its cash flows for the nine months ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the nine months ended September 30, 2010 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and negative cash flows from operating activities and has a net stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ Cacciamatta Accountancy Corporation Cacciamatta Accountancy Corporation

Irvine, California

January 13, 2011

Deltron, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2010	2009

Assets
Current Assets:
Cash	$ 1,852	$ 29,986
Accounts receivable, net of allowance of doubtful accounts of $2,630	660,395	250,993
and $7,821 at September 30, 2010 and December 31, 2009, respectively
Inventory, net of allowance of obsolescence of $9,795 and $9,000 at
September 30, 2010 and December 31, 2009, respectively	332,676	320,786
Loan receivable	41,000	41,000
Prepaid expenses and other receivables	19,826	4,632
Total Current Assets	1,055,749	647,397

Property and equipment, net	32,239	49,841

Total Assets	$ 1,087,988	$ 697,238

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Line of credit	$ 125,000	$ 125,000
Bank overdraft	10,506	-
Accounts payable	452,318	171,274
Accrued expenses	75,091	28,563
Income taxes payable	1,600	-
Accrued expenses - related parties	150,000	-
Accrued interest - related parties	63,541	23,633
Convertible notes - related parties, net of note discount of $79,333	96,167	-
Current portion of long term debt - related party	334,587	207,925
Total Current Liabilities	1,308,810	556,395

Notes payable - related party, net of current portion	760,523	887,184

Total Liabilities	2,069,333	1,443,579

Stockholders' (Deficit) Equity
Common stock, $0.001 par value; 10,000,000,000 shares
authorized, 678,478,980 and 123,978,980 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	678,479	123,979
Additional paid-in capital	1,418,767	1,847,681
Accumulated deficit	(3,078,591)	(2,718,001)
Total Stockholders' (Deficit)	(981,345)	(746,341)

Total Liabilities and Stockholders' (Deficit)	$ 1,087,988	$ 697,238

The accompanying notes are an integral part of these consolidated financial statements.

Deltron, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended
	September 30,
	2010	2009
		(Unaudited)
Sales	$2,546,606	$ 1,511,133

Cost of sales	2,269,102	1,364,162

Gross profit	277,504	146,971

Selling, general and administrative expenses	467,036	757,837

Operating income (loss)	(189,532)	(610,866)

Other income (expense)
Interest expense	(149,564)	(58,948)
Other income	-	12,500
Write off of debt from subsidiary	(21,799)	-
Gain on extinguishment of debt	-	256,750
Gain on disposal of assets	1,905	-
Total other income (expense)	(169,458)	210,302

Loss before provision for income taxes	(358,990)	(400,564)
Provision for income taxes	1,600	-

Net loss	$ (360,590)	$ (400,564)

Per share information

Net loss per common share
Basic	$ (0.001)	$ (0.008)
Fully diluted	$ (0.001)	$ (0.008)

Weighted average number of common
stock outstanding - basic	377,870,921	49,845,698

Weighted average number of common
stock outstanding - diluted	377,870,921	49,845,698

The accompanying notes are an integral part of these consolidated financial statements.

Deltron, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

			Additional
	Common Stock		paid-in	Accumulated
	Number of shares	Amount	Capital	Deficit	Totals

Balance - December 31, 2008	14,403,074	$ 14,403	$ 1,911,235	$ (2,218,137)	$ (292,499)

Recapitalization in reverse acquisition			(624,200)		(624,200)

Issuance of stock for cash	76,031,699	76,032	529,190		605,222

Net loss				(400,564)	(400,564)

Balance - September 30, 2009 (Unaudited)	90,434,773	90,435	1,816,225	(2,618,701)	(712,041)

Issuance of stock for cash	33,544,207	33,544	31,456		65,000

Net loss				(99,299)	(99,299)

Balance - December 31, 2009	123,978,980	123,979	1,847,681	(2,718,001)	(746,341)

Beneficial conversion feature
- convertible notes payable - related parties			175,500		175,500

Recapitalization in reverse acquisition	554,500,000	554,500	(604,414)		(49,914)

Net loss				(360,590)	(360,590)

Balance - September 30, 2010	678,478,980	$ 678,479	$ 1,418,767	$ (3,078,591)	$ (981,345)

The accompanying notes are an integral part of these consolidated financial statements.

Deltron, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
	2010	2009
		(Unaudited)
Cash Flows from Operating Activities:
Net loss	$ (360,590)	$ (400,564)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	17,602	3,500
Bad debt expense	(5,191)
Inventory obsolescence	795
Beneficial conversion feature	96,167	-
Gain on disposal of assets	(1,905)	-
Write off of debt from subsidiary	21,799
Gain on extinguishment of debt	-	(256,750)
(Increase) Decrease in accounts receivable	(404,211)	49,743
(Increase) Decrease in inventory	(12,685)	(65,995)
(Increase) Decrease in prepaid expenses and other receivables	(15,194)	(68,480)
Increase (decrease) in accounts payable	211,237	155,157
Increase (decrease) in accrued expenses	48,128	(32,012)
Increase (decrease) in accrued expenses - related parties	150,000	-
Increase (decrease) in accrued interest - related parties	39,908	-

Net Cash (Used) by Operating Activities	(214,140)	(615,401)

Cash Flows From Investing Activities
Increase in loans receivable	-	-
Purchase of equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	605,222
Borrowing on line of credit	-	15,000
Increase in bank overdraft	10,506	-
Borrowing on related party notes	175,500	-
Payments on shareholder loans	-	(57,391)

Net Cash Provided by Financing Activities	186,006	562,831

Net (decrease) in Cash	(28,134)	(52,570)

Cash and Cash Equivalents - Beginning of Period	29,986	78,738

Cash and Cash Equivalents - End of Period	$ 1,852	$ 26,168

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$ 6,184	$ 52,594
Cash paid for income taxes	$ -	$ 800

The accompanying notes are an integral part of these consolidated financial statements.

Deltron, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2010

NOTE - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Business Description

Deltron, Inc. (the “Company”) is a Nevada Corporation incorporated on September 14, 2005.  It is based in Garden Grove, California.  Through May 26, 2010 the Company was in the development stage. On May 26, 2010 the Company acquired all of the assets and liabilities of Blu Vu Deep Oil & Gas Exploration, Inc. (“Blu Vu”) including its ownership of 100% of the outstanding stock of Elasco, Inc. (“Elasco”) by issuance of 123,978,980 restricted shares of its common stock.

Elasco was incorporated on October 25, 1979 in the state of California.  Its principal business is manufacturing and selling of open cast molded polyurethane elastomer products such as skateboard, roller skate, and industrial wheels.

After the acquisition of Blu Vu’s assets, the Company is engaged in potential manufacture and mass-market of proprietary breathing equipment developed specifically for the oil and gas, mining and safety industries, and military and recreational divers. The technology is still under development. Production and manufacture of the equipment (primarily Closed-Circuit Rebreathers “CCRs” and components used for all types of rebreathers) will be produced by the wholly-owned subsidiary, Elasco, while the Company provides financial, operational and technical expertise.

On August 4, 2010, the Company entered into an agreement with Radikal, AS (“Radikal”), the owner of intellectual property involving rebreather technology, to purchase its intellectual property involving said technology (the “Radikal Agreement”).  The Radikal Agreement requires the Company to pay a per unit fee of $35 for at least 500 units per year for 2 years, after which the obligation to Radikal will be fulfilled.  The Company is required to begin making payments in January 2012.

Pursuant to the terms of the Radikal Agreement, Radikal has transferred all U.S. and international patent rights to the Company.  However, if the per unit fee payments are not made when due, Radikal has the right to the return of the intellectual property transferred.

The acquisition of Blu Vu’s assets and Elasco, Inc. by the Company has been accounted for as a reverse recapitalization.  The reverse recapitalization was the acquisition of a private operating company into a non-operating public shell corporation with nominal net assets and is treated as a capital transaction, rather than a business combination.  As a result no goodwill is recorded.  In this situation Deltron is the legal acquirer because it acquired all of the assets and liabilities of Blu Vu and 100% of the stock of Elasco and Elasco is the legal acquiree because its equity interests were acquired.  However, Elasco is the acquirer and Deltron is the acquiree for accounting purposes.  The pre-acquisition financial statements of Elasco are treated as the historical financial statements of the consolidated companies except that the equity section and earnings per share have been retroactively restated to reflect the reverse recapitalization.

Change in Fiscal Year End

After the reverse recapitalization, the Company adopted the fiscal year end of Deltron, the former shell company, of September 30 for financial reporting purposes on Form 10-K. Because Elasco is considered the accounting acquirer and the predecessor entity for SEC reporting purposes in the acquisition, this change in fiscal year end is deemed to be a change in Elasco’s fiscal year end. These consolidated financial statements represent the financial position of the Company as of September 30, 2010 and the results of the Company’s operations and cash flows for the transition period from January 1, 2010 (the day after the end of Elasco’s previous fiscal year) to September 30, 2010 (the end of the Company’s new fiscal year). The results of the Company’s operations and cash flows for the nine months ended September 30, 2009 are unaudited and are presented for comparison purpose.

Principles of Consolidations

The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elasco. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, doubtful accounts, intangible assets, and income taxes, valuation of equity and debt instruments, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all short term debt securities purchases with a maturity of three months or less to be cash equivalents. The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At September 30, 2010 cash did not exceed the federally insured limit.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions. As of September 30, 2010, the Company had an overdraft of $10,506 and cash balance of $1,852.

 Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection. As of September 30, 2010, accounts receivable amounted to $660,395, net of allowance of doubtful accounts of $2,630.

Inventory

Inventory consists of raw material, work in progress, and finished goods.  It is stated at the lower of cost or market on a first in, first out (FIFO) basis. The Company also evaluates and reserves allowance of obsolescence of its inventories.

Property and Equipment and Depreciation Policy

Property and equipment are recorded at cost, less accumulated depreciation.  Cost of repairs and maintenance are expensed as they are incurred. Major repairs that extend the useful life of equipment are capitalized and depreciated over the remaining estimated useful life. When property and equipment are sold or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and the gains or losses realized on the disposition are reflected in operations. The Company uses the straight-line method in computing depreciation for financial reporting purposes.

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

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10-65-1.  The Company recognized approximately no increase in the liability for unrecognized tax benefits.  The Company has no tax position as of September 30, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about such timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at September 30, 2010.  The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its continued losses.

Fair Value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define financial instruments and require disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, prepaid expenses, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

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

During the nine months ended September 30, 2010, the Company issued convertible notes totaling $175,500. As of September 30, 2010, the carrying value of these convertible notes was $96,167. The Company used level 2 inputs for its valuation methodology and the fair value was determined to be approximately $175,000 using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price.

As of September 30, 2010, the Company also owed two notes to Henry Larrucea, a shareholder and officer of the Company. The total carrying amount of these notes was $1,095,110. The Company used level 2 inputs for its valuation methodology and the fair value was determined to be approximately $1,223,000 using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price.

As of September 30, 2010 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

Revenue Recognition

The Company recognizes revenues through its consolidated wholly owned subsidiary. Revenues are recognized from product sales upon shipping, at which time title passes to the customer provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable.

Advertising Costs

Advertising costs are expensed when incurred.

Share-Based Compensation

The Company has adopted ASC 718-20 (formerly SFAS No. 123R, Share-Based Payment -revised 2004) (“ASC718-20”) and related interpretations which establish the accounting for equity instruments exchanged for employee services. Under ASC 718-20, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award.

Segment Information

Based on the criteria established by ASC Topic 280 “Segment report” (formerly SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), the Company uses the management approach for determining which, if any, of its products and services, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of any reportable segments. As of September 30, 2010, the Company mainly operated in two principal segments – development of the rebreather system and sales of polyurethane elastomer products. The rebreather system is still under development and has not generated any revenue. The following tables present summarized information by segments:

	Nine Months Ended September 30,
	2010	2009 (Unaudited)
Revenues
Rebreather	$-	$-
Polyurethane	2,546,606	1,511,133
	$2,546,606	$1,511,133

Cost of sales
Rebreather	$-	$-
Polyurethane	2,269,102	1,364,162
	$2,269,102	$1,364,162

Gross Profit
Rebreather	$-	$-
Polyurethane	277,504	146,971
	$277,504	$146,971

Selling, general and administrative expenses
Rebreather	$192,878	$480,662
Polyurethane	274,158	277,175
	$467,036	$757,837

Loss from operations
Rebreather	$(192,878)	$(480,662)
Polyurethane	3,346	(130,204)
	$(189,532)	$(610,866)

	September 30,	December 31,
	2010	2009
Total Assets
Rebreather	$42,852	$44,763
Polyurethane	1,045,136	652,475
	$1,087,988	$697,238

Comprehensive Income (Loss)

ASC 220-10 (formerly, SFAS No. 130, Reporting Comprehensive Income) (“ASC 220-10”), requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the periods ended September 30, 2010 and 2009.

Basic and Diluted Loss Per Share

The Company has adopted ASC 260-10, “Earnings per Share,” (EPS) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying consolidated financial statements, basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the nine months ended September 30, 2010, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

Significant Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification Topic No. 855, Subsequent Events. This guidance establishes general standards of accounting for and, disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted with no material effect on the Company's consolidated financial statements.

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

In June 2009, the FASB issued ASC 810-10-30, Variable Interest Entities (formerly FASB 167), regarding when and how to determine, or re-determine, whether an entity is a variable interest entity. In addition, FASB No. 167 replaces FIN 46R’s quantitative approach for determining who has a controlling financial interest in a variable interest entity with a qualitative approach. Furthermore, ASC 810-10-30 requires ongoing assessments of whether an entity is the primary beneficiary of a variable interest entity. ASC 810-10-30 is effective beginning January 1, 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Codification Topic No. 605, Multiple-Deliverable Revenue Arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable and expands the disclosures required for multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption did not have material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU  requires  additional  disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value  measurements,  including a description of  the  reasons  for  the  transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring  presentation of information about purchases,  sales,  issuances,  and settlements  in  the  reconciliation  for  fair  value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”) as amendments to certain recognition and disclosure requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Those amendments remove potential conflicts with the SEC’s literature. All of the amendments in ASU 2010-09 were effective upon issuance for interim and annual periods. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2010, the Company had a working capital deficit of $253,061, an accumulated deficit of $3,078,591, and a net loss of $360,590 for the nine months then ended.  The Company’s continued operating losses and limited capital raise substantial doubt about the Company’s ability to continue as a going concern.  For the nine months ended September 30, 2010, the Company was able to pay its obligations to vendors from fund raised through issuance of convertible notes to certain shareholders. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements. If adequate funds are not available, it would have a material adverse effect on the Company’s business, financial condition and/or results of operations and may ultimately cause discontinuance of operations.

NOTE 3 – INVENTORY

Inventory consisted of the following:

September 30, 2010

December 31, 2009

Raw material

$232,962

$219,372

Work in process

41,513

31,210

Finished goods

67,996

79,204

342,471

329,786

Less allowance for obsolete inventory

    (9,795)

   (9,000)

$332,676

$320,786

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

September 30, 2010

December 31, 2009

Machinery & equipment

$237,377

$237,377

Tooling

139,138

139,138

Computer equipment

94,383

94,383

Leasehold improvements

38,720

38,720

Furniture, fixtures and office equipment

   17,033

   17,033

526,651

526,651

Less accumulated depreciation

 494,412           476,810

$  32,239

$  49,841

For the nine months ended September 30, 2010, the Company recorded depreciation expense of $17,602.

NOTE 5 – LINE OF CREDIT

The Company has entered into a line of credit agreement with a bank.  The maximum borrowing is $125,000.  Interest is calculated at prime plus 1.5% (with an interest rate floor of 6.5%) and is paid monthly.  The agreement expires December 1, 2010 at which time the entire principal balance is due.  The line of credit is personally guaranteed by the Trust of the former owner of Elasco, who is the officer and director of the Company.  The outstanding balance at both September 30, 2010 and December 31, 2009 was $125,000 at 6.5%.  The Company renewed the agreement with the bank on December 1, 2010.  See Note 11 for details.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

Concurrent with the sale of Elasco to Blu Vu, the previous owner, Henry Larrucea who is the current officer and director of the Company, agreed to exchange his outstanding demand note, with an outstanding balance of $856,750, for a 10 year note at 5% for $600,000.  The difference of $256,750 was recorded as a gain in other income in 2009.  Total interest paid or accrued for the shareholder for the nine months ending September 30, 2010 was $22,039 and the balance of the note as of September 30, 2010 was $587,684. Payments have not been made on this note since July 2009.  There was $35,804 of accrued interest at September 30, 2010.

Mr. Larrucea received a promissory note for the stock of Elasco for $540,000.  The note is due in monthly payments of $10,000 and bears interest at 4.23%.  The note is secured by the stock of Elasco.  Total interest paid or accrued for the shareholder for the nine months ending September 30, 2010 was $16,099 and the balance of the note as of September 30, 2010 was $507,425.  Payments have not been made on this note since August 2009.  There is $25,161 of accrued interest at September 30, 2010.

Both of the above notes are currently in default due to non-payment of principal and interest.  Upon default the loans become due on demand.  Mr. Larrucea has granted a waiver which waives the default under the terms of the notes and releases the Company from any liquidated damage provision.

The Company has two notes payable to shareholders for $20,000 and $19,500, which it acquired under the May 26, 2010 Blu Vu asset purchase agreement.  These notes are due on May 28, 2011 and bear interest at 5.0%.  Both notes are convertible into shares of the Company’s common stock at a conversion discount of 70% of the stocks bid price but in no event shall the conversion price be less than the par value of $0.001.

The Company has nine notes payable to shareholders for a total of $136,000.  These notes are due ranging from September 17, 2010, to March 28, 2011, all bearing interest at 5.0%.  All nine notes are convertible into shares of the Company’s common stock at a conversion discount of 70% of the stock bid price but in no event shall the conversion price be less than the par value of $0.001.

As of September 30, 2010, the Company had authorized unissued common stock of 9,321,521,020 shares, which is sufficient to cover shares to be issued upon conversion of all convertible notes.

The terms of the convertible notes payable included beneficial conversion feature amounting to $175,500 and was recognized as debt discount, which is to be amortized over the lives of the convertible notes. The Company recorded amortization of such debt discount as interest expense for an amount of $96,167 in the nine months ended September 30, 2010. As of September 30, 2010, the total net carrying amount of these convertible notes was $96,167.

Current maturities of the notes payable for each of the five years ending September 30 are as follows:

Year	Amount
2011	$510,088
2012	163,779
2013	171,275
2014	118,656
2015	62,355
Thereafter	244,457
Total	$1,270,610

NOTE 7 – CONCENTRATION OF CREDIT RISK

A material part of the Company’s account receivables is outstanding with five customers.  The amount owed by these customers at September 30, 2010, was $518,092, approximately 78% of the Company’s receivables.  Sales to the top five customers represented 82% of total sales for the nine months ended September 30, 2010.  The amount owed by these customers at December 31, 2009, was $176,498, approximately 70% of the Company’s receivables.  Sales to these customers represented 73% of total sales for the nine months ended September 30, 2009. Sales are concentrated in the western United States. For the nine months ended September 30, 2010 and 2009, the Company purchased approximately $698,000 and $410,000, respectively, of raw material from five suppliers, which represented 59% and 62%, respectively, of the Company’s total purchases. As of September 30, 2010 and December 31, 2009, amounts owed to these five suppliers were approximately $186,000 and $30,000, which represented 41% and 17% , respectively, of the total accounts payable.

NOTE 8 – COMMITMENTS – RELATED PARTIES

The Company leases a manufacturing and office facility from a related partnership as an operating lease which expires in 2015.  This lease currently requires monthly payments of $5,533 plus related insurance and maintenance.  Rental expense under this lease for the nine months ended September 30, 2010 was $49,797 all of which was paid to a related party.

Future rental payments required under this operating lease are as follows:

Year Ended

              September 30,

      2011

$ 66,396

      2012

                                                               66,396

      2013                                                                         66,396

                  2014

               66,396

      2015

   66,396

The Company has an employment agreement with Jeff Bozanic to develop its re-breather technology.  The agreement is for three years starting January 1, 2010 at a cost of $10,000 per month. As of September 30, 2010, the Company owed Mr. Bozanic $90,000.

Prior to the asset purchase agreement  between Blu Vu and Deltron, Blu Vu was in negotiations with Radikal, AS (“Radikal”), the owner of intellectual property involving rebreather technology, to purchase its intellectual property involving said technology.  At that time, Blu Vu did not own any rebreather technology.  No agreement was reached between Blu Vu and Radikal prior to the asset purchase agreement with Deltron.   On August 4, 2010, the Company entered into an agreement with Radikal to purchase its intellectual property involving said technology (the “Radikal Agreement”).  The Radikal Agreement requires the Company to pay a per unit fee of $35 for at least 500 units per year for 2 years, after which the obligation to Radikal will be fulfilled.

Pursuant to the terms of the Radikal Agreement, Radikal has transferred all U.S. and international patent rights to the Company. If the per unit fee payments are not made when due, Radikal has the right to the return of the intellectual property transferred. Payments for these rights are not required to begin until January 2012.

NOTE 9 – STOCKHOLDERS’ EQUITY

At December 31, 2009 the Company had 5,545,000 shares of common stock, par value $.001, outstanding.  On March 10, 2010, the Corporation’s Board of Directors approved a one hundred-for-one (100:1) forward split of the Corporation’s common stock, par value $0.001 per share. The forward split was for shareholders of record as of the close of business on Friday, April 30, 2010, and the market effective date for the reverse stock split was May 3, 2010. As a result of the forward stock split, for every one share of the Corporation’s old common stock shareholders received ninety-nine additional shares of the Corporation’s new common stock.  Immediately following the forward split, the number of shares of the Corporation’s outstanding issued common stock was increased from 5,545,000 shares to approximately 554,500,000 shares, par value $.001.

On May 26, 2010, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Blu Vu Deep Oil & Gas Exploration, Inc., a Nevada corporation.  Under the terms of the Agreement, the Company purchased substantially all of the assets of Blu Vu, consisting of, but not limited to, all stock of Blu Vu’s subsidiary, Elasco, Inc., certain intellectual properties, computer programs and software, contracts, claims and accounts receivables associated with the operation of Blu Vu’s business of developing underwater deep breathing apparatus.  In consideration of the sale of the assets of Blu Vu, the shareholders of Blu Vu, received restricted common shares of the Company totaling 123,978,980.  No other considerations were exchanged in the transaction.

As of September 30, 2010, the number of common shares issued and outstanding was 678,478,980.

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

The Company incurred no income taxes for the periods ended September 30, 2010 and 2009 except for $800 each year for state franchise taxes.  For the nine months ended September 30, 2010 the Company had incurred a loss and had state income taxes payable of $1,600 at September 30, 2010.  No income tax benefit was recognized as of September 30, 2010 and December 31, 2009 as a result of the valuation allowance applied to deferred tax assets, due to the uncertainty of recognizing any future tax benefits from the NOL.

The income tax expense consists of the following:

State tax expense	$ 1,600

Income tax expense	$ 1,600

The Company’s net loss of approximately $170,000 will be carried forward to offset future taxable income.  As of September 30, 2010, the Company’s federal NOL is approximately $262,000 expiring in 2025, and its California NOL is approximately $171,000 expiring 2015. The Company has book/tax differences of approximately $188,000 comprised of accrued officer’s compensation of $60,000, accrued consulting of $90,000 and accrued interest of 38,000. These differences result in a deferred tax asset of approximately $64,000.  The federal and California NOLs result in a deferred tax asset of approximately $81,400.  Due to the uncertainty of recognizing any future benefit, the Company has recorded a valuation allowance of $145,400 to offset the deferred tax asset.  The valuation allowance increased $122,900 from September 30, 2009, as a result of the uncertainty of utilizing the deferred tax assets.

The deferred tax asset comprised the following at September 30, 2010:

Deferred tax asset:

Federal benefit of NOL carryover	$ 65,500
California benefit of NOL carryover	15,900
Accrued officer's compensation	20,400
Accrued consulting	30,600
Accrued interest	13,000

Total	145,400

Valuation allowance	(145,400)

Net deferred tax asset	$ -

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent event for purposes of recognition or disclosure in the financial statements through the date of issuance of its financial statements.

Subsequent to year end, the Company issued 80,000,000 shares to Elasco’s president as a bonus and prepaid salary over the next six months under an Employee Stock Incentive Program (ESIP).

In October through December 2010, the Company issued convertible notes for $35,000, $30,000 and $12,500, respectively to one investor. These notes are due in six months and bear interest at  10%.  All three notes are convertible into shares of the Company’s common stock at a conversion discount of 50% of the stock bid price, with no floor.

On December 1, 2010, the Company renewed its line of credit agreement with a principal amount of $100,000, which is due on December 5, 2011. The interest rate is subject to change based on changes in the Wall Street Journal Prime Rate but under no circumstances will the interest rate be less than 6.5% per annum.