Form 10-Q
period 2010-12-31
Deltron, Inc.
filed 2011-02-18
CIK 1345913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒ [Not required]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

 As of February 16, 2011, there were 758,478,980 shares of the issuer’s common stock, par value $0.001, outstanding.

DELTRON, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's September 30, 2010 Form 10-K filed with the SEC on January 13, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Deltron, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	Unaudited
Assets
Current Assets:
Cash	$ 35,861	$ 1,852
Accounts receivable, net of allowance of doubtful accounts of $2,630
and $2,630 at December 31, 2010 and September 30, 2010, respectively	418,320	660,395
Inventory, net of allowance for obsolescence of $9,795 and $9,795 at
December 31, 2010 and September 30, 2010, respectively	375,900	332,676
Loan receivable	41,000	41,000
Prepaid expenses and other receivables	48,314	19,826
Total Current Assets	919,395	1,055,749

Property and equipment, net	29,389	32,239

Total Assets	$ 948,784	$1,087,988

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Line of credit	$ 100,000	$ 125,000
Bank overdraft	-	10,506
Accounts payable	289,708	452,318
Accrued expenses	52,969	75,091
Income taxes payable	800	1,600
Accrued expenses - related parties	180,000	150,000
Accrued interest - related parties	79,826	63,541
Convertible notes - related parties, net of note discount of $20,304
and $79,333 at December 31, 2010 and September 30, 2010, respectively	155,196	96,167
Convertible notes - net of note discount of $43,695
and $0 at December 31, 2010 and September 30, 2010, respectively	33,805	-
Derivative liability – conversion options	65,874	-
Current portion of long term debt - related party	374,848	334,587
Total Current Liabilities	1,333,026	1,308,810

Notes payable - related party, net of current portion	720,262	760,523

Total Liabilities	2,053,288	2,069,333
Stockholders' (Deficit) Equity
Common stock, $0.001 par value; 10,000,000,000 shares
authorized, 758,478,980 and 678,478,980 shares issued and outstanding
at December 31, 2010 and September 30, 2010, respectively	758,479	678,479
Additional paid-in capital	1,398,767	1,418,767
Accumulated deficit	(3,261,750)	(3,078,591)
Total Stockholders' (Deficit) Equity	(1,104,504)	(981,345)

Total Liabilities and Stockholders' (Deficit) Equity	$ 948,784	$1,087,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Deltron, Inc. and Subsidiary
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three Months ended
	December 31,
	2010	2009

Sales	$ 905,401	$ 511,556

Cost of sales	778,016	435,062

Gross profit	127,385	76,494

Selling, general and administrative expenses	210,480	161,231

Operating income (loss)	(83,095)	(84,737)

Other income (expenses)
Change in fair value of derivative liability	(6,854)	-
Interest expense, net	(92,375)	(14,562)

Total other income (expense)	(99,229)	(14,562)

Loss before provision for income taxes	(182,324)	(99,299)

Provision for income taxes	835	-

Net loss	$ (183,159)	$ (99,299)

Per share information

Net loss per common share
Basic	$ (0.000)	$ (0.001)
Fully diluted	$ (0.000)	$ (0.001)

Weighted average number of common
stock outstanding - basic	718,478,980	107,206,877

Weighted average number of common
stock outstanding - diluted	718,478,980	107,206,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Deltron, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S (DEFICIT) EQUITY

			Additional
	Common Stock		paid-in	Accumulated
	Number of shares	Amount	Capital	Deficit	Totals

Balance - December 31, 2008	14,403,074	$ 14,403	$1,911,235	$(2,218,137)	$ (292,499)

Recapitalization in reverse acquisition			(624,200)		(624,200)

Issuance of stock for cash	76,031,699	76,032	529,190		605,222

Net loss				(400,564)	(400,564)

Balance - September 30, 2009 (Unaudited)	90,434,773	90,435	1,816,225	(2,618,701)	$ (712,041)

Issuance of stock for cash	33,544,207	33,544	31,456		65,000

Net loss				(99,299)	(99,299)

Balance - December 31, 2009	123,978,980	123,979	1,847,681	(2,718,001)	(746,341)

Beneficial conversion feature
- convertible notes payable - related parties	-	-	175,500	-	175,500

Recapitalization in reverse acquisition	554,500,000	554,500	(604,414)	-	(49,914)

Net loss	-	-	-	(360,590)	(360,590)

Balance - September 30, 2010	678,478,980	$678,479	$1,418,767	$(3,078,591)	$ (981,345)

Issuance of common stock for service	80,000,000	80,000	(20,000)		60,000

Net loss				(183,159)	(183,159)

Balance - December 31, 2010 (Unaudited)	758,478,980	$758,479	$1,398,767	$(3,261,750)	$(1,104,504)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Deltron, Inc. and Subsidiary
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three Months ended
	December 31,
	2010	2009

Cash Flows from Operating Activities:
Net (loss)	$ (183,159)	$ (99,299)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	2,850	2,500
Change in fair value of derivative liability	6,854	-
amortization of discount on note payable	74,354	-
(Increase) Decrease in accounts receivable	242,075	102,779
(Increase) Decrease in inventory	(43,224)	(13,999)
(Increase) Decrease in prepaid expenses and other receivables	31,512	27,480
Increase (decrease) in accounts payable	(162,610)	(51,990)
Increase (decrease) in accrued expenses	(22,922)	(41,366)
Increase (decrease) in accrued expenses - related parties	30,000	-
Increase (decrease) in accrued interest - related parties	16,285	12,713

Net Cash (Used) by Operating Activities	(7,985)	(61,182)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	65,000
Decrease in bank overdraft	(10,506)	-
Borrowing on related party notes	77,500	-
Payments on line of credit	(25,000)	-

Net Cash Provided by Financing Activities	41,994	65,000

Net Increase (decrease) in Cash	34,009	3,818

Cash and Cash Equivalents - Beginning of Period	1,852	26,168

Cash and Cash Equivalents - End of Period	$ 35,861	$ 29,986

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$ 2,054	$ -
Cash paid for income taxes	$ 800	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

In November 2010, the Company issued 80,000,000 shares of its common stock valued at $60,000 to Elasco's president, $10,000 was recorded as a bonus and $50,000 is prepaid salary to be expensed over six months beginning mid November 2010.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Deltron, Inc. & Subsidiary.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2010

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

The acquisition of Blu Vu’s assets and Elasco, Inc. by the Company has been accounted for as a reverse capitalization.  The reverse recapitalization was the acquisition of a private operating company into a non-operating shell corporation with nominal net assets and is treated as a capital transaction, rather than a business combination.  As a result no goodwill is recorded.  In this situation Deltron is the legal acquirer because it acquired all of the assets and liabilities of Blu Vu and 100% of the stock of Elasco and Elasco is the legal acquiree because its equity interests were acquired.  However, Elasco is the acquirer and Deltron is the acquiree for accounting purposes.  The pre-acquisition financial statements of Elasco are treated as the historical financial statements of the consolidated companies except that the equity section and earnings per share have been retroactively restated to reflect the reverse recapitalization.

Principles of consolidations

The accompanying unaudited condensed consolidated financial statements are presented in accordance with U.S generally accepted accounting principles. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elasco.  All significant intercompany transactions have been eliminated in consolidation.

Interim Periods

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2010 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes for the year ended September 30, 2010 thereto included in the Company’s Form 10-K filed on January 13, 2010.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all short term debt securities purchases with a maturity of three months or less to be cash equivalents. The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At December 31, 2010 cash did not exceed the federally insured limit.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions. As of December 31, 2010, the Company had a cash balance of $35,861.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection. As of December 31, 2010, accounts receivable amounted to $418,320, net of allowance of doubtful accounts of $2,630.

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

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10-65-1.  The Company recognized approximately no increase in the liability for unrecognized tax benefits.  The Company has no tax position as of December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about such timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at December 31, 2010.  The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its continued losses.

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

As of December 31, 2010, the Company used level 3 inputs for its valuation methodology for the fair value of its notes payable and derivative liability as following:

	Carrying Value	Fair Value Measurements at
	As of	December 31, 2010
	December 31,	Using Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Liabilities
Notes payable – related party	1,095,110	-	-	1,219,900
Convertible notes – related parties	155,196	-	-	177,600
Convertible notes	33,805			81,300
Derivative liability – conversion options	65,874	-	-	65,874
Total	$1,349,985	$-	$–	$1,544,674

As of December 31, 2010 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

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

Advertising Costs

Advertising costs are charged to operations when incurred.

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

Segment Information

Based on the criteria established by ASC Topic 280 “Segment report” (formerly SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), the Company uses the management approach for determining which, if any, of its products and services, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of any reportable segments. As of December 31, 2010, the Company mainly operated in two principal segments – development of the rebreather system and sales of polyurethane elastomer products. The rebreather system is still under development and has not generated any revenue. The following tables present summarized information by segments:

	Three Months Ended December 31,
	2010	2009
Revenues
Rebreather	$-	$-
Polyurethane	905,401	511,556
	$905,401	$511,556

Cost of sales
Rebreather	$-	$-
Polyurethane	778,016	435,062
	$778,016	$435,062

Gross Profit
Rebreather	$-	$-
Polyurethane	127,385	76,494
	$127,385	$76,494

Selling, general and administrative expenses
Rebreather	$104,973	$71,046
Polyurethane	105,507	90,185
	$210,480	$161,231

Income / (Loss) from operations
Rebreather	$(104,973)	$(71,046)
Polyurethane	21,878	(13,691)
	$(83,095)	$(84,737)

	December 31,	September 30,
	2010	2010
Total Assets
Rebreather	$77,374	$42,852
Polyurethane	871,410	1,045,136
	$948,784	$1,087,988

Comprehensive Income (Loss)

ASC 220-10 (formerly, SFAS No. 130, Reporting Comprehensive Income) (“ASC 220-10”), requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the three months ended December 31, 2010 and 2009.

Basic and Diluted Per Common Share

The Company has adopted ASC 260-10, “Earnings per Share,” (EPS) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying unaudited condensed consolidated financial statements, basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the three months ended December 31, 2010, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive. For the three months ended December 31, 2009, the Company did not have common equivalent shares.

Significant Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Codification Topic No. 605, Multiple-Deliverable Revenue Arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable and expands the disclosures required for multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption will have no material impact on the Company’s financial statements.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2010 the company had a net deficit in retained earnings of $(3,261,750) and a net loss of $(183,159) for the quarter then ended.  These matters create substantial doubt about the Company’s ability to continue as a going concern.  For the quarter ended December 31, 2010, the Company is able to pay its obligations to vendors from funds raised from issuance of convertible notes.  The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 3 – INVENTORY

Inventory consisted of the following at December 31, 2010 and September 30, 2010.

	December 31, 2010	September 30, 2010

Raw material	$ 231,879	$ 232,962
Work in process	40,226	41,513
Finished goods	113,590	67,996
	385,695	342,471
Less allowance for obsolete inventory	(9,795)	(9,795)

$ 375,900	$ 332,676

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2010 and September 30, 2010.

	December 31, 2010	September 30, 2010
Machinery & equipment	$ 237,377	$ 237,377
Tooling	139,138	139,138
Computer equipment	94,383	94,383
Leasehold improvements	38,720	38,720
Furniture, fixtures and office equipment	17,033	17,033
	526,651	526,651
Less accumulated depreciation	497,262	494,412

	$ 29,389	$ 32,239

NOTE 5 – LINE OF CREDIT

The Company has entered into a line of credit agreement with a bank.  The maximum borrowing is $100,000.  Interest is calculated at prime plus 1.5% (with an interest rate floor of 6.5%) and is paid monthly.  The agreement expires December 5, 2011 at which time the entire principal balance is due.  The line of credit is personally guaranteed by the Trust of the former owner of Elasco, who is the president of the Company.  The outstanding balance at December 31, 2010 and September 30, 2010 is $100,000 and $125,000, respectively, at 6.5%.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

Concurrent with the sale of Elasco to Blu Vu, the previous owner, Henry Larrucea,who is the current officer and director of the Company,  agreed to exchange his outstanding demand note, with an outstanding balance of $856,750, for a 10 year note at 5% for $600,000.  The difference of $256,750 was recorded as a gain in other income in the year ended September 30, 2009.  Total interest paid or accrued for the shareholder for the three months ending December 31, 2010 was $7,347 and the balance of the note as of December 31, 2010 was $587,684. Payments have not been made on this note since July 2009.  There was $43,151 of accrued interest at December 31, 2010.

Mr. Larrucea also received a promissory note for the stock of Elasco for $540,000.  The note is due in monthly payments of $10,000 and bears interest at 4.23%.  The note is secured by the stock of Elasco.  Total interest paid or accrued for the three months ending December 31, 2010 was $5,367 and the balance of the note as of December 31, 2010 was $507,425.  Payments have not been made on this note since August 2009.  There was $30,528 of accrued interest at December 31, 2010.

Both of these notes are currently in default due to non-payment of principal and interest.  Upon default the loans become due on demand.  Mr. Larrucea has granted a waiver which waives the default under the terms of the notes and releases the company from liquidated damages provision.

The Company has two notes payable to shareholders for $20,000 and $19,500, which it acquired under the May 26 Blu Vu asset purchase agreement.  These notes are due on May 28, 2011 and bear interest at 5.0%.  Both notes are convertible into shares of the Company’s common stock at a conversion discount of 70% of the stocks bid price but in no event shall the conversion price be less than par value of $0.001.

The Company has nine notes payable to shareholders for a total of $136,000.  These notes are due ranging from September 17, 2010 to March 28, 2011 all bearing interest at 5.0%.  All nine notes are convertible into shares of the Company’s common stock at a conversion discount of 70% of the stocks bid price but in no event shall the conversion price be less than par value of $0.001.

As of December 31, 2010, the Company had authorized unissued common stock of 9,241,521,020 shares, which is sufficient to cover shares to be issued upon conversion of all convertible notes.

Current maturities of the notes payable for each of the five years ending September 30 are as follows:

Year	Amount
2011	$546,442
2012	163,779
2013	171,275
2014	118,656
2015	62,355
Thereafter	208,103
Total	$1,270,610

NOTE 7 – CONVERTIBLE NOTES PAYABLE

In October, November and December 2010, the Company entered into securities purchase agreements (the “Purchase Agreements”) with an investor and issued three 10% convertible promissory notes with face amounts of $35,000, $30,000 and $12,500 respectively  (the “Convertible Notes”) and received cash proceeds of $77,500.  The Notes mature in eight months from the date of issuance, and provide for nominal interest at the rate of ten (10%) percent per annum. The Notes may be converted into unregistered shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of the Notes, at the option of the holder. The Conversion Price shall be equal to 50% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion.  The 50% discounted Conversion Price establishes a conversion feature which is required to be treated as a derivative liability and presented at fair value. The derivative obligation arises because, based on historical trading patterns of the Company’s stock, the formula for determining the Conversion Rate is expected to result in a lower Conversion Rate than the closing price of the stock on the actual date of conversion (hereinafter referred to as the “Variable Conversion Rate Differential”). The Company selected the historical simulation approach to value this derivative liability believing that this method results in a valuation that most closely relates to the economic reality of these transactions. Under this approach, the Company computed the Variable Conversion Rate Differential for each trading day during the twelve month period prior to the date of issuance of each convertible promissory note and then computed the average of these daily Variable Conversion Rate Differentials over the twelve month period. In accordance with GAAP, the derivative liability is required to be re-evaluated at each balance sheet date.  The total unamortized discount represented by the value of the conversion feature and the derivative liability is being accreted over the eight month period until the conversion of the convertible promissory notes into common stock is permitted. This results in an overall effective interest rate of 83% on the $77,500 convertible notes. Accordingly, on issuance date, the Company recorded derivative liability and discount on the Convertible Notes of $59,020. For the three month period ended December 31, 2010, the amount of interest expense resulting from accretion of the unamortized discount on the convertible promissory notes amounted to $15,325.  The remaining unamortized balance of this discount, which amounted to $43,695, has been netted against the face amount of the convertible promissory notes resulting in a net carrying amount of $33,805 which is included in the accompanying balance sheet at December 31, 2010.    As of December 31, 2010, fair value of the derivative liability was $65,874 and the change in fair value of $6,854 was recorded against income for the quarter ended December 31, 2010.

NOTE 8 – CONCENTRATION OF CREDIT RISK

A material part of the Company’s account receivables is outstanding with five customers.  The amount owed by these customers at December 31, 2010 was $344,131,  approximately 82% of the Company’s receivables.  Sales to the top five customers represented 79% of total sales.  The amount owed by these customers at September 30, 2010 was $518,092, approximately 78% of the Company’s receivables.  Sales to these five customers represented 76% of total sales for the quarter ended December 31, 2009. Sales are concentrated in the western United States.

For the three months ended December 31, 2010 and 2009, the Company purchased approximately $324,808 and 115,166, respectively, of raw material from five suppliers, representing 80% and 71%, respectively, of the Company’s total purchases. As of December 31, 2010 and September 30, 2010, amounts owed to these five suppliers were approximately $233,284 and $186,000 representing 80% and 41%, respectively, of the total accounts payable.

NOTE 9 – COMMITMENTS – RELATED PARTIES

The Company leases a manufacturing and office facility from a related partnership as an operating lease which expires in 2015.  This lease currently requires monthly payments of $5,533 plus related insurance and maintenance.  Rental expense under this lease for the three months ended December 31, 2010 was $16,599 all of which was paid to a related party.

Future rental payments required under this operating lease are as follows:

Year Ended

              September 30,

       2011

 $ 49,797

      2012

                                                                66,396

      2013                                                                          66,396

                  2014

                66,396

      2015

    66,396

The Company has an employment agreement with Jeff Bozanic to develop its re-breather technology.  The agreement is for three years starting January 1, 2010 at a cost of $10,000 per month. As of December 31, 2010, the Company owed Mr. Bozanic $120,000.

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

NOTE 10 – STOCK HOLDER EQUITY

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

On May 26, 2010, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Blu Vu Deep Oil & Gas Exploration, Inc., a Nevada corporation.  Under the terms of the Agreement, the Company purchased substantially all of the assets of Blue Vu, consisting of, but not limited to, all stock of Blu Vu’s subsidiary, Elasco, Inc., certain intellectual properties, computer programs and software, contracts, claims and accounts receivables associated with the operation of Blu Vu’s business of developing underwater deep breathing apparatus.  In consideration of the sale of the assets of Blu Vu, the shareholders of Blu Vu, received restricted common shares of the Company totaling 123,978,980.  No other consideration was exchanged in the transaction.

In November 2010, the Company issued 80,000,000 shares to Elasco’s president as a bonus of $10,000 and prepaid salary of $50,000 over the next six months under an Employee Stock Incentive Program (ESIP).

As of December 31, 2010, the number of common shares issued and outstanding was 758,478,980.

NOTE 11 – INCOME TAXES

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

The Company incurred no income taxes for the periods ended December 31, 2010 and December 31, 2009 except for $800 each year for state franchise taxes.  For the three months ended December 31, 2010 the Company had incurred a loss and had a state income tax payable of $800 at December 31, 2010.  No income tax benefit was recognized as of December 31, 2010 and December 31, 2009 as a result of the valuation allowance applied to deferred tax assets, due to the uncertainty of recognizing any future tax benefits from the NOL.

The Company’s net loss of approximately $(183,159) will be carried forward to offset future taxable income.  As of December 31, 2010, the Company’s federal NOL is approximately $386,000 expiring in 2025, and its California NOL is approximately $296,000 expiring 2015. The Company has book/tax differences of approximately $270,000 comprised of accrued officer’s compensation of $70,000, accrued consulting of $120,000 and accrued interest of $80,000. These differences result in a deferred tax asset of approximately $91,000.  The federal and California NOLs result in a deferred tax asset of approximately $124,000.  Due to the uncertainty of recognizing any future benefit, the Company has recorded a valuation allowance of $215,000 to offset the deferred tax asset.  The valuation allowance increased $69,600 from September 30, 2010, as a result of the uncertainty of utilizing the deferred tax assets.

The deferred tax asset comprised the following at December 31, 2010:

Deferred tax asset:

Federal benefit of NOL carryover	$ 96,500
California benefit of NOL carryover	27,500
Accrued officer's compensation	24,000
Accrued consulting	40,000
Accrued interest	27,000

Total	215,000

Valuation allowance	(215,000)

Net deferred tax asset	$ -

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent event for purposes of recognition or disclosure in the financial statements through the date of issuance of its financial statements.

On January 21, 2011, the Company issued a convertible note for $50,000.  The note is due on October 24, 2011 and accrues interest at 8.0%.  The Note may be converted into unregistered shares of the Company’s common stock, par value $0.001 per share  at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of the Notes, at the option of the holder. The Conversion Price shall be equal to 50% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2010.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.  The discussion reflects the financial condition and results of operations as of and for the three-months periods ended December 31, 2010 and 2009.  This discussion contains forward-looking statements.  Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

We are a manufacturing company with two distinct business segments polyurethane and rebreather.  Our primary business is Elasco which is focused on manufacturing technology for plastic and polyurethane products.  Our secondary business segment is focused on the development of deep-sea exploration breathing technology marketed as Blu Vu.

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

Business operations

As of December 31, 2010, we had an accumulated deficit of approximately $3.26 million, and as of September 30, 2010, our accumulated deficit was approximately $3.08 million.  We incurred operating losses of $83,095 and $84,737 for the three months ended December 31, 2010 and 2009, respectively, and incurred net losses of $183,159 and $99,299 for those respective periods.  We expect our net losses to continue for at least the next couple of years.  We anticipate that a substantial portion of our capital resources and efforts will be focused on the scale up due to expansion via acquisition, product development and other general corporate purposes, including the payment of legal fees due to our acquisitions.

As of December 31, 2010, our current liabilities of approximately $1.33 million exceeded our current assets of $919,395 by $413,631 and our net losses will continue for the foreseeable future.  As part of the $1.33 million of current liabilities we have $155,196, net of note discount of $20,304, of convertible notes to related parties and $33,805, net of note discount of $43,695 of convertible notes to unrelated parties.  We are currently planning to issue additional stocks and convertible notes to support our expansion.  As a result, the additional equity funding may result in significant dilution to existing stockholders. If adequate funds are not available, we may be required to delay or curtail significantly our development and commercialization activities.  This would have a material adverse effect on our business, financial condition and/or results of operations and could ultimately cause us to have to cease operations.

Financial Operations Overview

Sales

Our sales are derived from the sale of plastic and polyurethane products.  Customers are generally billed at shipping of products.  We currently have not generated any revenues from the sale of rebreather system for the three month periods ended December 31, 2010 and 2009.

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

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods.  We evaluate our estimates and judgments on an ongoing basis.  We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could therefore differ materially from those estimates under different assumptions or conditions.  Our significant accounting policies are described in Note 1 to our unaudited condensed consolidated financial statements included in Item 1 of this report.  We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

Sales for our polyurethane products are recognized when our plastic or polyurethane products are shipped to our customers.  Currently for rebreather system, there have not been any revenues recognized from the sale of its products.

Results of Operations for the Three Months Ended December 31, 2010 and 2009

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

The following table presents unaudited consolidated statement of operations data for each of the periods indicated as:

	Three months ended
	December 31,		Percent
	2010	2009	Change
	(Unaudited)	(Unaudited)
Sales	905,401	511,556	77%
Cost of sales	778,016	435,062	79%
Gross profit	127,385	76,494	67%

Selling, general and administrative	210,480	161,231	31%

Operating loss	(83,095)	(84,737)	(2)%

Other income (expense), net	(99,229)	(14,562)	(581)%

Net (loss)	(183,159)	(99,299)	84%

Sales

With respect to our polyurethane business, our sales increased by $393,845 for the three months ended December 31, 2010, compared to the same period in 2009, due to recovery in the economy and introduction of our new products to our current customer base.

In respect to our rebreather product, we have not produced sales as of December 31, 2010 and 2009.

Cost of Sales

Cost of sales consists of payroll, raw material, supplies and other miscellaneous costs for the Polyurethane products.  For the three-month period ended December 31, 2010, costs of sales of $778,016 consist primarily of labor cost of $310,840, raw material cost of $400,705 and other costs of $66,471.  For the three-month period ended December 31, 2009, cost of sales of $435,062 consisted primarily of labor costs of $232,697, raw material cost of $163,044, and other costs of $39,321.  We expect costs of sales will increase as an absolute number as more plastic and polyurethane products are produced.  However, we expect the cost of sales to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Selling, General and Administration

For the three months ended December 31, 2010 and 2009, our selling, general and administrative expenses for each segment are as follows (unaudited):

	2010	2009
Rebreather	$104,973	$71,046
Polyurethane	105,507	90,185
	$210,480	$161,231

Selling, general and administrative expenses associated with our polyurethane business consist primarily of payroll costs, rental fee, professional fee, insurance, and other expense.  For the three months ended December 31, 2010, selling, general and administrative expenses included the following: payroll and benefits $63,651, professional fees $8,163, rent expense $16,599, insurance expenses $2,289, and other expenses $14,805. For the comparable period in 2009 expenses were as follows: payroll and benefits $37,826, rent expense $16,599, consulting $13,712, professional fee $1,331, insurance expenses $2,503 and other expenses $18,214.

Comparing the three months ended December 31, 2010, with the same period in 2009, the increase in selling, general and administrative expenses were primarily due to an increase in payroll expenses resulting from increase in wages and bonus while other expenses decreased because of more outsourced services were done in-house in 2010.  Other expenses remained consistent for the three months ended December 31, 2010 and 2009.  General and administrative expenses associated with our Blu Vu rebreather system consist primary of consulting and professional fees.

Other income (expense)

For the three months ended December 31, 2010, we incurred other expenses of $99,229, which consisted primarily $74,354 amortization of note discount on the $253,000 convertible notes; total interest of $18,534 paid and accrued on the $100,000 line of credit, $1,095,110 long term promissory notes, and $253,000 convertible notes due to certain shareholders and officer, net of an accrued interest income of $513 on the $41,000 loan receivable; and change in fair value of derivative liability

For the comparable period in 2009, we incurred interest expense of $14,562 paid and accrued on the $125,000 line of credit and $1,095,110 long term promissory notes due to a shareholder and officer.

Net Loss

The increase in net loss of $83,860 for the three months ended December 31, 2010, compared to the same period in 2009, was a net result of: an increase in our polyurethane product sales, an increase in selling, general and administration expenses due to the increase in salaries and professional fees in 2010 and the increase in interest expense resulted from amortization of beneficial conversion option embedded in the convertible notes in 2010.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of December 31, 2010, we had an accumulated deficit of approximately $3.26 million, and as of September 30, 2010, our accumulated deficit was approximately $3.08 million.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future.  We expect that our sales and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability.  We may never achieve profitability.

Due to the continued losses incurred from our operations, as of December 31, 2010, we had $35,861 in cash and cash equivalents and a working capital deficit of $413,631 compared to $1,852 in cash and cash equivalents and a working capital of $253,061 at September 30, 2010.

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

We expect to continue to incur operating losses in the future and to make capital expenditures to expand our polyurethane operations and to market our Blu Vu rebreather system (including upgrading our plant equipment) and to scale up our sales efforts.  We expect that our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes, including the repayment of debt incurred as a result of our acquisitions.  Although since September 30, 2010, we have raised gross proceeds of $127,500 through the sale of convertible promissory notes, we anticipate that our cash on hand (including the proceeds from these promissory notes) and cash generated through our operations will not be sufficient to fund our operations for the next 12 months.  In addition we will have to repay the outstanding notes plus interest. We therefore anticipate raising additional funds in the near future.

Sources of Liquidity

Since our inception substantially all of our operations have been financed primarily from sales of our polyurethane products and equity and debt financings.  For the three months ended December 31, 2010, we had received $77,500 from issuance of convertible notes.

In addition, in order to decrease the cash outflows, in November 2010, the Company issued 80 million shares of its common stock valued at $60,000 to the President of its subsidiary, Elasco, as a payment of a bonus of $10,000 and prepayment of salary of $50,000 for the following six months.

Cash Flows

Net cash used in operating activities was $7,985 for the three months ended December 31, 2010, compared to $61,182 for the same period ended December 31, 2009.  The decrease in cash used of $53,197 was primarily attributable to increases in our polyurethane product sales.

There was no net cash used in investing activities for the three months ended December 31, 2010 and 2009.

Net cash proceeds from financing activities for the three months ended December 31, 2010, were $41,994 which was primarily derived from the issuance of convertible notes and the paydown of the line of credit.

For the three months ended December 31, 2009, proceeds from sales of common stocks were $65,000, net of offering costs, through a Regulation S offering.

Contractual Obligations and Commercial Commitments

As of December 31, 2010, we have a contractual obligation to pay the line of credit of $100,000 with an interest rate of prime plus 1.5%.  There was also a total remaining balance on two promissory notes of $1,095,110 due to a shareholder and officer in connection with our acquisitions.  The notes bear interests at a rate of 5.0% and 4.23% per annum, respectively.  Our total lease obligations are $ 315,381 for our Southern California facility, which expires on December 31, 2015.

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for federal income taxes for any periods presented.  As of December 31, 2010, we had net operating loss carryforwards for federal income tax purposes of $386,000.  If not utilized, the federal net operating loss carryforwards will expire in 2025.  Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change”.  The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Randall Fernandez, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective and identified the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any equity securities during the quarter ended December 31, 2010.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

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

DELTRON, INC.

Dated February 16, 2011                                            By:           /s/ Henry Larrucea

Henry Larrucea
President, Principal Executive and Financial Officer