Form 10-Q
period 2011-03-31
Deltron, Inc.
filed 2011-05-16
CIK 1345913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

 As of May 13, 2011, there were 758,478,980 shares of the issuer’s common stock, par value $0.001, outstanding.

DELTRON, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's September 30, 2010 Form 10-K filed with the SEC on January 14, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Deltron, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	September 30
	2011	2010
	Unaudited

Assets
Current Assets:
Cash	$ 71,559	$ 1,852
Accounts receivable	453,514	660,395
Inventory	421,252	332,676
Loan receivable	41,000	41,000
Prepaid expenses	30,945	19,826
Total Current Assets	1,018,270	1,055,749

Property and equipment, net	26,539	32,239

Intangible asset, net of amortization of $26,250	3,123,750	-

Total Assets	$ 4,168,559	$ 1,087,988

Liabilities and Stockholders' Deficit
Current liabilities
Line of credit	$ 100,000	$ 125,000
Bank overdraft	-	10,506
Accounts payable	294,189	452,318
Accrued expenses	53,306	75,091
Income taxes payable	1,600	1,600
Accrued expenses - related parties	230,000	150,000
Accrued interest - related parties	86,387	63,541
Accrued interest - others	30,902	-
Convertible notes - related parties, net of note discount of $0
and $79,333 at March 31, 2011 and September 30, 2010	175,500	96,167
Convertible notes	3,277,500	-
Current portion of long term debt - related party	415,109	334,587
Total Current Liabilities	4,664,493	1,308,810

Notes payable - related party, net of current portion	680,001	760,523

Stockholders' Deficit
Common stock, $0.001 par value; 10,000,000,000 shares
authorized, 758,478,980 and 678,478,980 shares issued and outstanding
at March 31, 2011 and September 30, 2010, respectively	758,479	678,479
Additional paid-in capital	1,398,767	1,418,767
Accumulated deficit	(3,333,181)	(3,078,591)
Total Stockholders' Deficit	(1,175,935)	(981,345)

Total liabilities and stockholders' deficit	$ 4,168,559	$ 1,087,988

The accompanying notes are an integral part of these financial statements.

Deltron, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three Months ended
	March 31,
	2011	2010
	unaudited	unaudited

Sales	$ 823,500	$ 603,503

Cost of sales	636,787	559,311

Gross profit	186,713	44,192

Selling, general and administrative expenses	214,072	150,257

Operating loss	(27,359)	(106,065)

Other expense
Interest expense	(44,072)	(53,579)

Total other expense	(44,072)	(53,579)

Loss before provision for income taxes	(71,431)	(159,644)

Provision for income taxes	-	-

Net loss	$ (71,431)	$ (159,644)

Per share information

Net loss per common share
Basic	$ (0.000)	$ (0.003)
Fully diluted	$ (0.000)	$ (0.003)

Weighted average number of common
stock outstanding - basic	758,478,908	49,845,698

Weighted average number of common
stock outstanding - diluted	758,478,908	49,845,698

The accompanying notes are an integral part of these financial statements.

Deltron, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six Months ended
	March 31,
	2011	2010
	unaudited	unaudited

Sales	$ 1,728,901	$ 1,115,059

Cost of sales	1,414,803	994,373

Gross profit	314,098	120,686

Selling, general and administrative expenses	431,406	311,488

Operating loss	(117,308)	(190,802)

Other expense
Interest expense	(136,447)	(68,141)

Total other expense	(136,447)	(68,141)

Loss before provision for income taxes	(253,755)	(258,943)

Provision for income taxes	835	-

Net loss	$ (254,590)	$ (258,943)

Per share information

Net loss per common share
Basic	$ (0.000)	$ (0.002)
Fully diluted	$ (0.000)	$ (0.002)

Weighted average number of common
stock outstanding - basic	738,701,202	115,592,928

Weighted average number of common
stock outstanding - diluted	738,701,202	115,592,928

The accompanying notes are an integral part of these financial statements.

Deltron, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Totals

Balance - December, 2008	14,403,074	$ 14,403	$ 1,911,235	$ (2,218,137)	$ (292,499)

Recapitalization in reverse acquisition			(624,200)		(624,200)

Issuance of stock for cash	109,575,906	109,576	560,646		670,222

Net income				(499,863)	(499,863)

Balance - December 31, 2009	123,978,980	123,979	1,847,681	(2,718,001)	(746,341)

Beneficial conversion feature
- convertible notes payable - related parties	-	-	175,500	-	175,500

Recapitalization in reverse acquisition	554,500,000	554,500	(604,414)	-	(49,914)

Net loss	-	-	-	(360,590)	(360,590)

Balance - September 30, 2010	678,478,980	678,479	1,418,767	(3,078,591)	(981,345)

Issuance of common stock for services	80,000,000	80,000	(20,000)		60,000

Net loss	-	-	-	(254,590)	(254,590)

Balance - March 31, 2011, unaudited	758,478,980	758,479	1,398,767	(3,333,181)	(1,175,935)

The accompanying notes are an integral part of these financial statements.

Deltron, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three Months ended
	March 31,
	2011	2010
	unaudited	unaudited

Cash Flows from Operating Activities:
Net loss	$ (71,431)	$ (159,644)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	2,850	2,500
Beneficial conversion feature	-	39,500
Amortization of intangible assets	26,250	-
Amortization of discount on notes payable	20,304	-
(Increase) Decrease in accounts recievable	(35,194)	(78,251)
(Increase) Decrease in inventory	(45,352)	29,073
(Increase) Decrease in prepiad expenses	17,369	(4,494)
Increase (decrease) in accounts payable	4,481	85,605
Increase (decrease) in accrued expenses	(21,039)	35,219
Increase (decrease) in accrued expenses - related parties	50,000	-
Increase (decrease) in accrued interest - other	24,754	-
Increase (decrease) in accrued interest - related parties	12,706	36,344

Net Cash Used by Operating Activities	(14,302)	(14,148)

Cash Flows from Financing Activities
Borrowing of convertible debt	50,000	-
Borrowing on related party notes	-	39,500

Net Cash Provided by Financing Activities	50,000	39,500

Net Increase in Cash	35,698	25,352

Cash - Beginning of Period	35,861	29,986

Cash - End of Period	$ 71,559	$ 55,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$ 1,629	$ 2,032
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of convertible note payable of $3,150,000 for unpatented rebreather system technology.

The accompanying notes are an integral part of these financial statements.

Deltron, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six Months ended
	March 31,
	2011	2010
	unaudited	unaudited

Cash Flows from Operating Activities:
Net loss	$ (254,590)	$ (258,943)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	5,700	5,000
Beneficial conversion feature	-	39,500
Amortization of intangible assets	26,250	-
Amortization of discount on notes payable	79,333	-
(Increase) Decrease in accounts recievable	206,881	24,528
(Increase) Decrease in inventory	(88,576)	15,074
(Increase) Decrease in prepiad expenses	48,881	22,986
Increase (decrease) in accounts payable	(158,129)	33,617
Increase (decrease) in accrued expenses	(21,785)	(12,516)
Increase (decrease) in accrued expenses - related parties	80,000	30,000
Increase (decrease) in accrued interest - others	28,332	-
Increase (decrease) in accrued interest - related parties	25,416	25,424

Net Cash Used by Operating Activities	(22,287)	(75,330)

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	65,000
Decrease in bank overdraft	(10,506)	-
Borrowing on related party notes	-	39,500
Borrowing of convertible debt	127,500	-
Payments on line of credit	(25,000)	-

Net Cash Provided by Financing Activities	91,994	104,500

Net Increase in Cash	69,707	29,170

Cash - Beginning of Period	1,852	26,168

Cash - End of Period	$ 71,559	$ 55,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$ 3,683	$ 4,096
Cash paid for income taxes	$ 800	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

In November the Company issued 80,000,000 shares of its common stock valued at $60,000 to Elasco's president, $10,000 was recorded as a bonus and $50,000 is prepaid salary to be expensed over six months beginning mid November 2010.

The accompanying notes are an integral part of these financial statements.

Deltron, Inc. & Subsidiary.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2011

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

After the acquisition of BluVu’s assets, the Company is engaged in potential manufacture and mass-market of proprietary breathing equipment developed specifically for the oil and gas, mining and safety industries, and military and recreational divers. The technology is still under development. Production and manufacture of the equipment (primarily Closed-Circuit Rebreathers “CCRs” and components used for all types of rebreathers) will be produced by the wholly-owned subsidiary, Elasco, while the Company provides financial, operational and technical expertise.

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

Pursuant to the terms of the Radikal Agreement, Radikalhas transferred all U.S. and international patent rights to the Company.  However, if the per unit fee payments are not made when due, Radikal has the right to the return of the intellectual property transferred.

The acquisition of BluVu’s assets and Elasco, Inc. by the Company has been accounted for as a reverse capitalization.  The reverse recapitalization was the acquisition of a private operating company into a non-operating shell corporation with nominal net assets and is treated as a capital transaction, rather than a business combination.  As a result no goodwill is recorded.  In this situation Deltron is the legal acquirer because it acquired all of the assets and liabilities of Blu Vu and 100% of the stock of Elasco and Elasco is the legal acquiree because its equity interests were acquired.  However, Elasco is the acquirer and Deltron is the acquiree for accounting purposes.  The pre-acquisition financial statements of Elasco are treated as the historical financial statements of the consolidated companies except that the equity section and earnings per share have been retroactively restated to reflect the reverse recapitalization.

Principles of consolidations

The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principlesgenerally accepted in the United States of America (“GAAP”). The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Elasco. All significant intercompany transactions have been eliminated in consolidation.

Unaudited Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information required by GAAP for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended March 31, 2011 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes for the year ended September 30, 2010 thereto included in the Company’s Form 10-K filed on January 13, 2011.

Use of Estimates

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit.  At March 31, 2011 cash did not exceed the federally insured limit.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection. As of March 31, 2011, allowance of doubtful accounts was $2,630.

Inventory

Inventory consists of raw material, work in progress, and finished goods.  It is stated at the lower of cost or market on a first in, first out (FIFO) basis.The Company also evaluates and reserves allowance of obsolescence of its inventories. As of March 31, 2011, the allowance for obsolescence was $9,795.

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

Intangible assets

Costs paid by the Company related to the establishment, transfer and purchase of patented and unpatented technology and other intangibles are capitalized and amortized, depending on the estimated useful life of the technology. Useful lives range from three to ten years. Amortization is on the straight-line method.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets with finite lives.  The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based upon the most recent assessment as of March 31, 2011, management has determined there was no impairment in the carrying value of long-lived assets.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”which requires an asset and liability approach for financial accounting and reporting of income taxes.   Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets include tax loss and credit carry forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company adopted the FASB Interpretation on accounting for uncertainty in income taxes. The interpretation prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, the interpretation provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company will classify any interest and penalties associated with income taxes as interest expense.

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

Segment Information

Based on the criteria established by ASC Topic 280 “Segment report” (formerly SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), the Company uses the management approach for determining which, if any, of its products and services, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of any reportable segments. As of March 31, 2011, the Company mainly operated in two principal segments – development of the rebreather system and sales of polyurethane elastomer products. The rebreather system is still under development and has not generated any revenue. The following tables present summarized information by segments:

	Six Months Ended March 31,
	2011	2010
Revenues from external customers
Rebreather	$ -	$ -
Polyurethane	1,728,901	1,115,059
	$ 1,728,901	$ 1,115,059

Cost of sales
Rebreather	$ -	$ -
Polyurethane	1,414,803	994,373
	$ 1,414,803	$ 994,373

Gross Profit
Rebreather	$ -	$ -
Polyurethane	314,098	120,686
	$ 314,098	$ 120,686

Selling, general and administrative expenses
Rebreather	$ 207,482	$ 57,140
Polyurethane	223,924	254,348
	$ 431,406	$ 311,488

Income / (Loss) from operations
Rebreather	$ (207,481)	$ (57,140)
Polyurethane	90,173	(133,662)
	$ (117,308)	$ (190,802)

	March 31,	September 30,
	2011	2010
Total Assets
Rebreather	$ 3,165,806	$ 42,852
Polyurethane	1,002,753	1,045,136
	$ 4,168,559	$ 1,087,988

Basic and Diluted Per Common Share

The Company has adopted ASC 260-10, “Earnings per Share,” (EPS) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying unaudited condensed consolidated financial statements, basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the three and six months ended March 31, 2011 and 2010, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

Significant Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after March 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 (“ASU 2010-09”) as amendments to certain recognition and disclosure requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Those amendments remove potential conflicts with the SEC’s literature. All of the amendments in ASU 2010-09 were effective upon issuance for interim and annual periods. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements

In March 2010, the FASB issued ASUNo. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2010, the FASB issued ASU No. 2010-22, which amended various SEC paragraphs in the Codification based on external comments received and the issuance of Staff Accounting Bulletin (“SAB”) 112, which amended or rescinded portions of certain SAB topics.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2011 the company had a accumulated deficit of $(3,306,931) and a net loss of $(45,181) for the quarter then ended.  These matters create substantial doubt about the Company’s ability to continue as a going concern.  For the quarter ended March 31, 2011, the Company is able to pay its obligations to vendors from funds raised from issuance of convertible notes. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 3 – INVENTORY

Inventory consisted of the following:

	March 31, 2011	September 30, 2010

Raw material	$ 273,305	$ 232,962
Work in process	39,557	41,513
Finished goods	118,185	67,996
	431,047	342,471
Less allowance for obsolete inventory	(9,795)	(9,795)

	$ 421,252	$ 332,676

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2011	September 30, 2010
Machinery & equipment	$ 237,377	$ 237,377
Tooling	139,138	139,138
Computer equipment	94,383	94,383
Leasehold improvements	38,720	38,720
Furniture, fixtures and office equipment	17,033	17,033
	526,651	526,651
Less accumulated depreciation	500,112	494,412

	$ 26,539	$ 32,239

NOTE 5 – INTANGIBLE ASSET

In February 2011 the Company issued a convertible note payable (see Note 8) to acquire an unpatented rebreather technology from an unrelated party.  The Company intends to manufacture and sell these systems for use in non-pressurized sport and military subs. Amortization expense approximated $26,250 for the six months ended March 31, 2011.

NOTE 6 – LINE OF CREDIT

The Company has a line of credit agreement with a bank.  The maximum borrowing is $100,000.  Interest is calculated at prime plus 1.5% (with an interest rate floor of 6.5%) and is paid monthly.

The agreement expires December 5, 2011 at which time the entire principal balance is due.  The line of credit is personally guaranteed by the Trust of the former owner of Elasco, who is the CEO of the Company.

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

Concurrent with the sale of Elasco to Blu Vu, the previous owner, Henry Larrucea, who is the current officer and director of the Company, agreed to exchange his outstanding demand note, with an outstanding balance of $856,750, for a 10 year note at 5% for $600,000.  The difference of $256,750 was recorded as a gain in other income in the year ended September 30, 2009.  Total interest paid or accrued for the shareholder for the three months ending March 31, 2011 was $7,341 and the balance of the note as of March 31, 2011 was $587,684. Payments have not been made on this note since July 2009.  There was $50,492 of accrued interest at March 31, 2011.

Mr. Larrucea also received a promissory note for the stock of Elasco for $540,000.  The note is due in monthly payments of $10,000 and bears interest at 4.23%.  The note is secured by the stock of Elasco.  The balance of the note as of March 31, 2011 was $507,425.  Payments have not been made on this note since August 2009.  There was $35,895 of accrued interest at March 31, 2011.

Both of these notes are currently in default due to non-payment of principal and interest.  Upon default the loans become due on demand.  Mr. Larrucea has granted a waiver which waives the default under the terms of the notes and releases the company from liquidated damages provision.

The Company has two notes payable to shareholders for $20,000 and $19,500, which it assumed under the May 26 Blu Vu asset purchase agreement.  These notes are due on May 28, 2011 and bear interest at 5.0%.  Both notes are convertible into shares of the Company’s common stock at a conversion discount of 70% of the stocks bid price but in no event shall the conversion price be less than par value of $0.001.

The Company has nine notes payable to shareholders for a total of $136,000.  These notes are due ranging from September 17, 2010 to March 28, 2011 all bearing interest at 5.0%.  All nine notes are convertible into shares of the Company’s common stock at a conversion discount of 70% of the stocks bid price but in no event shall the conversion price be less than par value of $0.001.  None of these notes are considered derivatives. As of March 31, 2011 these notes are in default and the Company has extended or is in the process of extending these for six months.

As of March 31, 2011, the Company had authorized unissued common stock of 9,241,521,020 shares, which is sufficient to cover shares to be issued upon conversion of all convertible notes.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

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

In January 2011, the Company entered into securities purchase agreements (the “Purchase Agreements”) with an investor and issued 8% convertible promissory notes with a face amount of $50,000  (the “Convertible Note”) and received cash proceeds of $50,000.  The Note matures in ten months from the date of issuance, and provide for nominal interest at the rate of eight (8.0%) percent per annum. The Note may be converted into unregistered shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of the Notes, at the option of the holder. The Conversion Price shall be equal to 50% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion.

As mentioned above, the convertible notes payable only become convertible 180 days from issuance, accordingly, as of March 31, 2011, and until the notes payable become convertible, there were no derivative liability recorded as a result of the conversion feature.

In February 2011, the Company purchased technology from an unrelated party for $3,150,000 by issuing a 5% convertible promissory note.  The Note is due on demand, but not sooner than six months from the date of issuance, and provides for nominal interest at the rate of eight (5.0%) percent per annum. The Note may be converted into unregistered shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of the Notes, at the option of the holder. The Conversion Price shall be equal to 30% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion.

As mentioned above, the convertible notes payable only become convertible 180 days from issuance, accordingly, as of March 31, 2011, and until the notes payable become convertible, there were no derivative liability recorded as a result of the conversion feature.

NOTE 9 – CONCENTRATION OF CREDIT RISK

A material part of the Company’s account receivables is outstanding with five customers.  The amount owed by these customers at March 31, 2011 was $396,366, approximately87% of the Company’s receivables.  Sales to the top five customers represented 84% of total sales.  The amount owed by these customers at September 30, 2010 was $518,092, approximately 78% of the Company’s receivables.  Sales to the top five customers represented 83% of total sales for the quarter ended March 31, 2010.Sales are concentrated in the western United States.

For the three months ended March 31, 2011 and 2010, the Company purchased approximately $138,000 and $136,000, respectively, of raw material from five suppliers, representing 43% and 46%, respectively, of the Company’s total purchases. As of March 31, 2011 and September 30, 2010, amounts owed to these five suppliers were approximately $146,048 and $186,000 representing 64% and 41%, respectively, of the total accounts payable.

NOTE 10 – COMMITMENTS – RELATED PARTIES

The Company leases a manufacturing and office facility from a related partnership as an operating lease which expires in 2015.  This lease currently requires monthly payments of $5,533 plus related insurance and maintenance.  Rental expense under this lease for the three and six months ended March 31, 2011 was $16,599 and $33,198, respectively, all of which was paid to a related party.  Total future lease payments through September 30, 2015 are $298,782.

The Company has an employment agreement with Jeff Bozanic to develop its re-breather technology.  The agreement is for three years starting January 1, 2010 at a cost of $10,000 per month. As of March 31, 2011, the Company owed Mr. Bozanic $150,000.  This amount is classified as accrued expenses – related parties on the balance sheet.

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

NOTE 11 – STOCK HOLDER EQUITY

At March 31, 2009 the Company had 5,545,000 shares of common stock, par value $0.001, outstanding.  On March 10, 2010, the Corporation’s Board of Directors approved a one hundred-for-one (100:1) forward split of the Corporation’s common stock, par value $0.001 per share. The forward split was for shareholders of record as of the close of business on Friday, April 30, 2010, and the market effective date for the forward stock split was May 3, 2010. As a result of the forward stock split, for every one share of the Corporation’s old common stock shareholders received ninety-nine additional shares of the Corporation’s new common stock.  Immediately following the forward split, the number of shares of the Corporation’s outstanding issued common stock was increased from 5,545,000 shares to approximately 554,500,000 shares, par value $0.001.

On May 26, 2010, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Blu Vu Deep Oil & Gas Exploration, Inc., a Nevada corporation.  Under the terms of the Agreement, the Company purchased substantially all of the assets of Blue Vu, consisting of, but not limited to, all stock of BluVu’s subsidiary, Elasco, Inc., certain intellectual properties, computer programs and software, contracts, claims and accounts receivables associated with the operation of BluVu’s business of developing underwater deep breathing apparatus.  In consideration of the sale of the assets of Blu Vu, the shareholders of BluVu, received restricted common shares of the Company totaling 123,978,980.  No other consideration was exchanged in the transaction.

In November 2010, the Company issued 80,000,000 shares to Elasco’s president as a bonus of $10,000 and prepaid salary of $50,000 over the next six months under an Employee Stock Incentive Program (ESIP). This amount is recorded under prepaid expenses on the March 31, 2011 balance sheet.

NOTE 12 – INCOME TAXES

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

The Company incurred no income taxes for the periods ended March 31, 2011 and March 31, 2010 except for $800 each year for state franchise taxes.  For the three and six months ended March 31, 2011 the Company had incurred a loss and had a state income tax payable of $800 at March 31, 2011.  No income tax benefit was recognized as of March 31, 2011 and March 31, 2010 as a result of the valuation allowance applied to deferred tax assets, due to the uncertainty of recognizing any future tax benefits from the NOL.

The Company’s net loss of $228,340 for the six months ended March 31, 2011 will be carried forward to offset future taxable income.  As of March 31, 2011, the Company’s federal NOL is approximately $365,000 expiring in 2025, and its California NOL is approximately $275,000 expiring 2015. The Company has book/tax differences of approximately $335,000 comprised of accrued officer’s compensation of $90,000, accrued consulting of $150,000 and accrued interest of $95,000. These differences result in a deferred tax asset of approximately $114,000.  The federal and California NOLs result in a deferred tax asset of approximately $110,000.Due to the uncertainty of recognizing any future benefit, the Company has recorded a valuation allowance of $110,000 to offset the deferred tax asset.  The valuation allowance increased $78,600 from September 30, 2010, as a result of the uncertainty of utilizing the deferred tax assets.

The deferred tax asset comprised the following at March 31, 2011:

Deferred tax asset:

Federal benefit of NOL carryover	$ 86,000
California benefit of NOL carryover	24,000
Accrued officer's compensation	31,000
Accrued consulting	51,000
Accrued interest	32,000

Total	224,000

Valuation allowance	(224,000)

Net deferred tax asset	$ -

The Company recognized approximately no increase in the liability for unrecognized tax benefits.  The Company has no tax position as of March 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about such timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at March 31, 2011.  The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its continued losses.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to year end, the Company issued 40,000,000 shares to an employee of Elasco and 28,000,000 to Elasco’s president as prepaid salary over the next four months under an Employee Stock Incentive Program (ESIP).

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As previously described, we completed an Asset Purchase under which Deltron acquired the assets of Blu Vu Deep Oil & Gas Exploration, Inc.  The transaction was treated as a reverse recapitalization, with BluVu’s wholly owned subsidiary, Elasco, Inc. (“Elasco”) becoming the accounting acquirer.  Therefore, Deltron assumed the fiscal year end of Elasco of December 31.  On August 13, 2010, following the completion of the Asset Purchase Agreement, the Company adopted the fiscal year end of the former shell Company of September 30 for financial reporting purposes.

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.  The discussion reflects the financial condition and results of operations as of and for the period ended March 31, 2011 and 2010.  This discussion contains forward-looking statements.  Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

We are a manufacturing company with two distinct business segments polyurethane and rebreather. Our primary business is Elasco which is focused on manufacturing technology for plastic and polyurethane products.Our secondary business segment is focused on the development of deep-sea exploration breathing technology marketed as Blu Vu.

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

In February 2011, the Company purchased technology relating to an invention for submersible boat rebreather systems. The Company intends to manufacture and sell these systems for use in non-pressureized sport and military subs.  Typical uses would be in areas where extended times underwater would be beneficial like sport divers, ports and oil and gas equipment inspections, government and military security and university biologist research.

Business operations

As of March 31, 2011, we had an accumulated deficit of approximately $3.3 million, and as of September 30, 2010, our accumulated deficit was approximately $3.1million.We incurred operating losses of $1,109, $106,065, $91,058and $190,802 for the three and six months ended March 31, 2011 and 2010, respectively, and incurred net losses of $45,181 and $159,644and $228,340 and $258,943for those respective periods. We expect our net losses to continue for at least the next couple of years.  We anticipate that a substantial portion of our capital resources and efforts will be focused on the scale up due to expansion via acquisition, product development and other general corporate purposes, including the payment of legal fees due to our acquisitions.

As of March 31, 2011, our current liabilities of approximately $4.7 million exceeded our current assets of approximately $1,018,000 by $3,682,000 and our net losses will continue for the foreseeable future.  As part of the $4.7 million of current liabilities we have $175,000, of convertible notes to related parties and $3,277,500 of convertible notes to unrelated parties.  We are currently planning to issue additional stocks and convertible notes to support our expansion. As a result, the additional equity funding may result in significant dilution to existing stockholders.  If adequate funds are not available, we may be required to delay or curtail significantly our development and commercialization activities.  This would have a material adverse effect on our business, financial condition and/or results of operations and could ultimately cause us to have to cease operations.

Financial Operations Overview

Sales

Our sales are derived from the sale of plastic and polyurethane products. Customers are generally billed at shipping of products. We currently have not generated any revenues from the sale of rebreather system for the three and six month periods ended March 31, 2011 and 2010.

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

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ from those estimates under different assumptions or conditions. Our significant accounting policies are described in Note 1 to our unaudited condensed consolidated financial statements included in Item 1 of this report. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

Sales for our polyurethane products are recognized when our plastic or polyurethane products are shipped to our customers.  Currently for rebreather system, there have not been any revenues recognized from the sale of its products.

Results of Operations for the Three and Six Months Ended March 31, 2011 and 2010

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

The following table presents consolidated statement of operations data for each of the periods indicated as:

	Three months ended
	March 31,		Percent
	2011	2010	Change
	(Unaudited)	(Unaudited)
Sales	$ 823,500	$ 603,503	36%
Cost of sales	636,787	559,311	14%
Gross profit	186,713	44,192	323%

Selling, general and administrative	214,072	150,257	42%

Operating loss	(27,359)	(106,065)	(74)%

Other expense, net	(44,072)	(53,579)	(18)%

Net loss	$ (71,431)	$ (159,644)	(55)%

	Six months ended
	March 31,		Percent
	2011	2010	Change
	(Unaudited)	(Unaudited)
Sales	$ 1,728,901	$ 1,115,059	55%
Cost of sales	1,414,803	994,373	42%
Gross profit	314,098	120,686	160%

Selling, general and administrative	431,406	311,488	38%

Operating loss	(117,308)	(190,802)	(39)%

Other expense, net	(136,447)	(68,141)	100%

Net loss	$ (253,755)	$ (258,943)	(2)%

Sales

With respect to our polyurethane business, our sales increased by $219,997 for the three months and $613,842 for the six months ended March 31, 2011, compared to the same period in 2010, due to recovery in the economy and introduction of our new products to our current customer base.

In respect to our rebreather product, we have not produced sales as of March 31, 2011.

Cost of Sales

Cost of sales consists of payroll, raw material, supplies and other miscellaneous costs for the Polyurethane products.  For the three-month period ended March 31, 2011, costs of sales of $636,787 consist primarily of labor cost of $295,213, raw material cost of $322,840 and other costs of $18,734.For the three month period ended March 31, 2010, cost of sales of $559,311 consisted primarily of labor costs of $227,609, raw material cost of $301,257, and other costs of $30,445.For the six-month period ended March 31, 2011, costs of sales of $1,414,803 consist primarily of labor cost of $606,053, raw material cost of $729,545 and other costs of $79,205.For the six-month period ended March 31, 2010, cost of sales of $994,373 consisted primarily of labor costs of $460,306, raw material cost of $464,301, and other costs of $69,766.We expect costs of sales will increase as an absolute number as more plastic and polyurethane products are produced. However, we expect the cost of sales to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Selling, General and Administration

Selling, general and administrative expenses associated with our polyurethane business consist primarily of payroll costs, rental fee, professional fee, insurance, and other expense. For the three months ended March 31, 2011, selling, general and administrative expensesincluded the following: payroll and benefits $34,870, professional fees $75,411, rent expense $16,599, insurance expenses $12,395, amortization expense $26,250 and other expenses $48,547. For the comparable period in 2010 expenses were as follows: payroll and benefits $18,633, rent expense $16,599, consulting $14,538, professional fee $32,436, insurance expenses $6,493 and other expenses $61,558.

For the six months ended March 31, 2011, selling, general and administrative expenses included the following: payroll and benefits $124,099, consulting fee $36,000, professional fees $183,906, rent expense $33,198, insurance expenses $14,685, amortization expense $26,250 and other expenses $13,000. For the comparable period in 2010 expenses were as follows: payroll and benefits $56,446, rent expense $33,198, consulting $28,249, professional fee $61,295, insurance expenses $8,996 and other expenses $123,304.

Comparing the three months ended March 31, 2011, with the same period in 2010, the increase in selling, general and administrative expenses were primarily due to an increase in professional fees.  Other expenses remained consistent for the three months ended March 31, 2011 and 2010.General and administrative expenses associated with our Blu Vu rebreather system consist primary of consulting and professional fees.

Other expense

For the three months ended March 31, 2011 and 2010, we incurred other expenses of $44,072 and $53,579, which consisted primarily of interest expense

Net Loss

The decrease in net loss of $88,213 for the three months ended March 31, 2011, compared to the same period in 2010, was a net result of: an increase in our polyurethane product sales, an increase in gross profit due to efficiencies relating to increased sales and a decrease in interest expense due to the decrease of the beneficial conversion feature of $39,500 recorded in 2010.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of March 31, 2011, we had an accumulated deficit of approximately $3.3 million, and as of September 30, 2010, our accumulated deficit was approximately $3.1 million.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our sales and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Due to the continued losses incurred from our operations, as of March 31, 2011, we had approximately $71,559 in cash and cash equivalents and a working capital deficit of $220,366 compared to $1,852 in cash and cash equivalents and a working capital deficit of $253,061 at September 30, 2010.

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

Sources of Liquidity

Since our inception substantially all of our operations have been financed primarily from sales of our polyurethane products and equity and debt financings.  For the three and six months ended March 31, 2011, we had received $50,000 and $127,500 from issuance of convertible notes.

Cash Flows

Net cash used in operating activities was $14,302 for the three months ended March 31, 2011, compared to $14,148 for the same period ended March 31, 2010.The decrease in cash of $14,302 was primarily attributable to the loss for the quarter of 45,181.

There was no net cash used in investing activities for the three months ended March 31, 2011and 2010.

Net cash proceeds from financing activities for the three months ended March 31, 2011, was $50,000 which was derived from the issuance of convertible notes.

For the six months ended March 31, 2010, proceeds from sales of common stocks were $65,000, net of offering costs, through a Regulation S offering.

Contractual Obligations and Commercial Commitments

As of March 31, 2011, we have a contractual obligation to pay the line of credit of $100,000 with an interest rate of prime plus 1.5%. There was also a total remaining balance on two promissory notes of

$1,095,110 due to a shareholder and officer in connection with our acquisitions. The notes bear interests at a rate of 5% and 4.23% per annum, respectively.Our total lease obligations are $315,381 for our Southern California facility, which expires on December 31, 2015.

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for federal income taxes for any periods presented.  As of March 31, 2011, we had net operating loss carryforwards for federal income tax purposes of $365,000. If not utilized, the federal net operating loss carryforwards will expire in 2025.  Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change”. The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue any equity securities during the quarter ended March 31, 2011.

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

DELTRON, INC.

Dated:  May 16, 2011

By:/s/ Henry Larrucea

Henry Larrucea
President, Principal Executive and Financial Officer