Form 10-Q/A
period 2011-03-31
Deltron, Inc.
filed 2011-07-08
CIK 1345913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Deltron, Inc.’s Quarterly Report on Form 10-Q, originally filed May 16, 2011, SEC File No. 333-130197, is being filed solely to correct the disclosure on the cover page regarding the status of Deltron, Inc. as a shell company.  Deltron, Inc. does not meet the definition of a shell company, as defined in Rule 12b-2 of the Exchange Act, and has previously filed a current report on Form 8-K to change its status as a shell company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTRON, INC.

Dated:  July 8, 2011

By   /s/ Henry Larrucea

Henry Larrucea
President, Principal Executive and Financial Officer

2