Form 10-Q
period 2011-06-30
Deltron, Inc.
filed 2011-08-22
CIK 1345913

EXHIBIT 32.1 / 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Deltron, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Henry Larrucea, Principal Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Henry Larruca

Name:

Henry Larrucea

Title:

Principal Executive and Financial Officer

Date:

August 22, 2011