Form 10-K
period 2011-09-30
Deltron, Inc.
filed 2012-01-13
CIK 1345913

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: September 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____________________________________--

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

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒   No ☐

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

Yes ☐  No  ☒

As of March31, 2011, there were 758,478,980 shares of the registrant's common stock, par value $0.001, outstanding.  Of these, 583,478,980 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was $5,251,310.82 based on the closing price of the Company’s common stock as of March 31, 2011.

As of December 16, 2011, there were 33,641,087 common shares, par value $0.001, issued and outstanding.

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
Not Applicable.

The Company is filing this Form 10-K without the consent of the predecessor auditor who audited the consolidated financial statements as of September 30, 2011 and for the nine months then ended. Upon receiving the predecessor’s consent, the Company will amend its Form 10-K.

TABLE OF CONTENTS

Item Number and Caption

Page

PART I

4

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

4

ITEM 1.

BUSINESS

5

ITEM 1A.

RISK FACTORS

9

ITEM 1B.

UNRESOLVED STAFF COMMENTS

9

ITEM 2.

PROPERTIES

9

ITEM 3.

LEGAL PROCEEDINGS

9

ITEM 4.

[REMOVED AND RESERVED]

9

PART II

10

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES
OF EQUITY SECURITIES

10

ITEM 6.

SELECTED FINANCIAL DATA

11

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

11

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

11

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

21

ITEM 9A.

CONTROLS AND PROCEDURES

22

ITEM 9B.

OTHER INFORMATION

23

PART III

19

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE
GOVERNANCE

24

ITEM 11.

EXECUTIVE COMPENSATION

25

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

27

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE    28

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

32

PART IV

34

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

34

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

Military & Special Ops

For decades the military has used rebreathers for a wide range of activities. Typical operational uses include covert access, defusing explosive munitions, and specialized undercover operations.  A historical example of when mixed gas CCRs were used for espionage purposes was when divers tapped telephone cables used by the Soviet Union during the cold war.  Locked out of submarines at depths of up to 400 fsw / 120 msw, divers using rebreathers placed instrument packages on these cables, allowing United States intelligence units to gather information gleaned from supposedly secure communication sources.  Deltron equipment will be capable of this type of work, with the same advantages of increased depth capability and reduced package size.

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

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

“Bid” and “ask” prices for our common stock have been quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “DTRO.OB” since December 20, 2006. However, our stock did not trade until January 21, 2010.  The following chart shows the high and low trading price from that date until the end of the most recent fiscal year by quarter.  The prices have been adjusted for the one for one-thousand (1:1,000) reverse split in October 2011.

Quarter Ended	High	Low

September 30, 2011	$0.30	$0.20

June 30, 2011	$0.70	$0.60

March 31, 2011	$1.00	$0.80

December 31, 2010	$1.30	$0.70

September 30, 2010	$1.90	$1.60

June 30, 2010	$30.00	$20.00

March 31, 2010	$20.00	$20.00

As of October 5, 2011, we had 169 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized For Issuance Under Equity Compensation Plans

Under the Company’s 2010 Stock Incentive Plan for Employees, Contractors, Consultants, Advisors, Board Advisors, Board Members and Others (the “Plan”), the Company is authorized to issue up to 200,000,000 shares of common stock or options to purchase shares of common stock.  As of the date of this filing, the Company has authorized issuance of 148,000,000 shares under the Plan.

category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	52,000,000
Total

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

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.  The discussion reflects the financial condition and results of operations as of and for the period ended September 30, 2011 and 2010.  This discussion contains forward-looking statements.  Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

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

Business operations

As of September 30, 2011, we had an accumulated deficit of approximately $11.0 million, and as of September 30, 2010, our accumulated deficit was approximately $3.1 million. We incurred operating losses of $212,737 for the year ended September 30, 2011 and $189,532 for the nine months ended September 30, 2010.  We incurred net losses of $7,894,159 and $360,590 for those respective periods. We expect our net losses to continue for at least the next couple of years. We anticipate that a substantial portion of our capital resources and efforts will be focused on the scale up due to expansion via acquisition, product development and other general corporate purposes, including the payment of legal fees due to our acquisitions.

As of September 30, 2011, our current liabilities of approximately $11.8 million exceeded our current assets of approximately $1,302,500 by $10,497,500 and our net losses will continue for the foreseeable future.  As part of the $11.8 million of current liabilities we have $3,165,741, of convertible notes to unrelated parties. We are currently planning to issue additional stocks and convertible notes to support our expansion. As a result, the additional equity funding may result in significant dilution to existing stockholders. If adequate funds are not available, we may be required to delay or curtail significantly our development and commercialization activities. This would have a material adverse effect on our business, financial condition and/or results of operations and could ultimately cause us to have to cease operations.

Financial Operations Overview

Sales

Our sales are derived from the sale of plastic and polyurethane products. Customers are generally billed at shipping of products. We currently have not generated any revenues from the sale of rebreather system for the year ended September 30, 2011 and the nine months ended September 30, 2010.

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

Principles of Consolidations

The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Elasco. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all short term investments with a maturity of three months or less to be cash equivalents. The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At September 30, 2011 cash did not exceed the federally insured limit.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

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

Investments

The Company routinely classify certain equity securities as available for sale and measure them at market value (fair value).   Changes in unrealized gains or losses are recorded in other comprehensive income as a component of shareholders' equity.

Intangible asset

Costs paid by the Company related to the establishment, transfer and purchase of patented and unpatented technology and other intangibles are capitalized and amortized, depending on the estimated useful life of the technology. The useful life of the intangible asset is ten years. Amortization is on the straight-line method.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets with finite lives.  The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed not recoverable if it exceeds the sum of the undiscounted or discounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based upon the most recent assessment as of September 30, 2011, management has determined there was an impairment and has taken a charge of $266,250 to write down long-lived asset to its fair value.

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

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10-65-1.  The Company recognized no increase in the liability for unrecognized tax benefits.  The Company has no tax position as of September 30, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about such timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at September 30, 2011 and September 30, 2010.  The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its continued losses.

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

During the nine months ended September 30, 2010, the Company issued convertible notes totaling $175,500. As of September 30, 2010, the carrying value of these convertible notes was $96,167. The Company used level 2 inputs for its valuation methodology and the fair value was determined to be approximately $175,000 using cash flows discounted at relevant market interest rates in effect at year end there is no observable market price. In September 2011, we received shares in a publicly traded company which we classified as available for sale and measured them at market value (fair value).  Changes in unrealized gains or losses are recorded in other comprehensive income as a component of shareholder’s equity.  The Company used level 1 inputs for its valuation methodology and the fair value was determined to be approximately $138,000.

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

Segment Information

Based on the criteria established by ASC Topic 280 “Segment report” (formerly SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), the Company uses the management approach for determining which, if any, of its products and services, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of any reportable segments. As of September 30, 2011, the Company mainly operated in two principal segments – development of the rebreather system and sales of polyurethane elastomer products. The rebreather system is still under development and has not generated any revenue.

Significant Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is evaluating the impact of the adoption of this ASU.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is evaluating the impact of the adoption of this ASU.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Trouble Debt Restructuring. Under the amendments of this ASU, in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession; 2) the debtor is experiencing financial difficulties. The amendments also clarify the guidance on a creditor’s evaluation of whether it has granted a concession and on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. This ASU is effective for interim and annual periods beginning on or after June 15, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Under the amendments of this ASU will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This ASU is effective during interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. Under the amendments of this ASU, an entity has the option to present the  total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

In September 2011, the FASB issued ASU No. 2011-08, Intangible – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  Under the amendments of this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

Results of Operations for the Year Ended September 30, 2011 and nine months ended September 30, 2010

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

The following table presents consolidated statement of operations data for each of the periods indicated as:

	Year Ended
	September 30,	September 30,	Percent
	2011	2010	Change
Sales	3,504,513	2,546,606	38%
Cost of sales	2,768,256	2,269,102	22%
Gross profit	736,257	277,504	165%

Selling, general and administrative	948,994	467,036	103%

Operating loss	(212,737)	(189,532)	(12%)

Other expense, net	(7,677,153)	(169,458)	(4,430%)

Net loss	(7,894,159)	(360,590)	(2,089%)

Sales

With respect to our polyurethane business, our sales increased by $957,907 for the year ended September 30, 2011, compared to the nine months ended September 30, 2010, due to the period being for a complete year as opposed to nine months.

In respect to our rebreather product, we have not produced sales as of September 30, 2011.

Cost of Sales

Cost of sales consists of payroll, raw material, supplies and other miscellaneous costs for the Polyurethane products. For the year ended September 30, 2011, costs of sales of $2,768,256 consist primarily of labor cost of $926,972, raw material cost of $1,505,208, utilities of $133,155 and other costs of $202,921.  For the nine-month period ended September 30, 2010, costs of sales of $2,269,102 consist primarily of labor cost of $845,120, raw material cost of $1,179,946 and other costs of $244,036.  We expect costs of sales will increase as an absolute number as more plastic and polyurethane products are produced. However, we expect the cost of sales to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Selling, General and Administration

Selling, general and administrative expenses associated with our polyurethane business consist primarily of payroll costs, rental fee, professional fee, insurance, and other expense.  For the year ended September 30, 2011, selling, general and administrative expenses included the following: payroll and benefits $128,990, outside services $9,972, professional fees $16,263, rent expense $66,396, insurance expenses $32,043, and other expenses $52,876.  For the nine months ended September 30, 2010 expenses were as follows: payroll and benefits $108,294, rent expense $49,797, consulting $32,127, professional fee $18,435, insurance expenses $20,224 and other expenses $45,281.

Comparing the year ended September 30, 2011, with the nine months ended September 30, 2010, the increase in selling, general and administrative expenses of $481,958 were primarily due to an increase in professional fees of $214,188 and an increase of amortization expense of $183,750. Other expenses remained consistent for the respective periods ended September 30, 2011 and 2010. General and administrative expenses associated with our rebreather system consisted primary of consulting and professional fees.

Other expense

For the year ended September 30, 2011 we incurred other expenses of $7,678,178 which consisted of: interest expense of $255,467, non-cash derivative expense of $7,159,130 and an impairment charge to intangible assets of $266,250.  For the nine months ended September 30, 2010, we incurred other expenses of $169,458, which consisted primarily of $96,167 amortization of note discount related to the beneficial conversion feature embedded in the $175,500 convertible notes, and total interest of $53,397 paid and accrued on the $125,000 line of credit, $1,095,110 long term promissory notes, and $175,500 convertible notes due to certain shareholders and officer.

Net Loss

The increase in net loss of $7,894,159 for the year ended September 30, 2011, compared to the nine months ended September 30, 2010, was a net result of: an increase in our professional fees, an increase in gross profit due to efficiencies relating to increased sales, an increase in interest expense due to the addition of the $3,150,000 note recorded in 2011 and an increase of derivative expense of $7,159,130 and an impairment charge on the intangible asset of $266,250 in 2011.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses. As of September 30, 2011, we had an accumulated deficit of approximately $11.0 million, and as of September 30, 2010, our accumulated deficit was approximately $3.1 million.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our sales and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Due to the continued losses incurred from our operations, as of September 30, 2011, we had approximately $4,496 in cash and cash equivalents and a working capital deficit of $10,497,500 compared to $1,852 in cash and cash equivalents and a working capital deficit of $253,061 at September 30, 2010.

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

We expect to continue to incur operating losses in the future and to make capital expenditures to expand our polyurethane operations and to market our Blu Vu rebreather system (including upgrading our plant equipment) and to scale up our sales efforts. We expect that our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes, including the repayment of debt incurred as a result of our acquisitions. Although since September 30, 2010, we have raised gross proceeds of $174,250 through the issuance of convertible promissory notes, we anticipate that our cash on hand (including the proceeds from these promissory notes) and cash generated through our operations will not be sufficient to fund our operations for the next 12 months.  In addition we will have to repay the outstanding notes plus interest. We therefore anticipate raising additional funds in the near future.

Sources of Liquidity

Since our inception substantially all of our operations have been financed primarily from sales of our polyurethane products and equity and debt financings.  For year ended September 30, 2011, we had received $174,250 from issuance of convertible notes.

Cash Flows

Net cash used by operating activities was $154,072 for the year ended September 30, 2011, compared to $214,140 for the nine month period ended September 30, 2010.  The increase in cash of $2,644 was primarily attributable to the collection of accounts receivable and non-cash expenses.

There was $12,030 net cash used in investing activities for the year ended September 30, 2011 for the purchase of equipment and $0 cash used for the nine months ended September 30, 2010.

Net cash proceeds from financing activities for the year ended September 30, 2011, was $168,746 which was mainly derived from the issuance of convertible notes.

Contractual Obligations and Commercial Commitments

As of September 30, 2011, we have a contractual obligation to pay the line of credit of $100,000 with an interest rate of prime plus 1.5%. There was also a total remaining balance on two promissory notes of $1,095,110 due to a shareholder and officer in connection with our acquisitions. The notes bear interests at a rate of 5% and 4.23% per annum, respectively.  Our total lease obligations are $284,952 for our Southern California facility, which expires on December 31, 2015.

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for federal income taxes for any periods presented. As of September 30, 2011, we had net operating loss carry forwards for federal income tax purposes of $155,000. If not utilized, the federal net operating loss carry forwards will expire in 2025. Utilization of net operating loss and credit carry forwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change”. The annual limitation may result in the expiration of our net operating loss and tax credit carry forwards before they can be used.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 14, 2011, the Board of Directors appointed Wilson Morgan LLP (“Wilson”) as Deltron, Inc’s independent auditors for the 2011 fiscal year, replacing Cacciamatta Accountancy Corporation (“Cacciamatta”).

On April 14, 2011, the Company dismissed Cacciamatta as the Company’s independent auditor effective April 14, 2011.  The report of Cacciamatta on the Company’s consolidated financial statements for the nine-month transition period ended September 30, 2010 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such report on our consolidated financial statements contained an explanatory paragraph with respect to uncertainty as to the Company’s ability to continue as a going concern.

For the year ended September 30, 2010, and through the date of this Form 8-K, there have been no disagreements with Cacciamatta on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Cacciamatta’s satisfaction would have caused them to make reference to the subject matter of the disagreement in

connection with their report.   For the year ended September 30, 2010, and the date of this report, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of Henry Larrucea, our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2011, based on the COSO framework criteria.  Management identified the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table sets forth certain information, as of January 10, 2012 with respect to our directors and executive officers.

Name and Address	Age	Positions
Henry Larrucea	61	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director
Chris Kelliher		Director

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

Chris Kelliher

Mr. Kelliher started his career in 1982 in his family’s construction business, Keystone Construction in California, learning various skills applicable to the home construction business.  He worked there for a number of years until, upon moving to the Hawaiian Islands, he worked as a commercial fisherman for ten years.  He then returned to Santa Barbara to manage the family business for a ten year period.  Most recently, in the past six years, Mr. Kelliher has worked on the island of Oahu, Hawaii building military housing.  He graduated from Lahaina Luna High School on Maui in 1982.  He is 46 years old.

Employment Agreements

The Company has an employment agreement with Jeff Bozanic to develop its re-breather technology.  The agreement is for three years starting January 1, 2010, at a cost of $10,000 per month.  As of September 30, 2011, the Company owed Mr. Bozanic $210,000.

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2011 and 2010 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2011; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2011; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2011, that received annual compensation during the fiscal year ended September 30, 2011 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Non- qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Henry Larrucea,(3) President, Chief Executive Office, Chief Financial Officer, Treasurer,	2011 2010	0(3) 0(3)	0 0	0 0	0 0	0 0	0 0	$60,000(3) $60,000(3)	$60,000 $60,000

Randall Fernandez,(1) Chief Executive and Financial Officer	2009	0	0	0	0	0	0	0	0

Hilda Rivera,(2) Secretary	2009	0	0	0	0	0	0	0	0

(1)

Randall Fernandez has served as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and as a Director from September 9, 2008, through February 22, 2010

(2)

Hilda Rivera has served as our Secretary from September 9, 2008, and as a Director from inception through February 22, 2010.

(3)

Henry Larrucea was appointed President, Chief Financial Officer, Chief Executive Officer, and Treasurer on February 22, 2010.  Mr. Larrucea has a total of $120,000 in accrued but unpaid salary.

Under the Company’s 2010 Stock Incentive Plan for Employees, Contractors, Consultants, Advisors, Board Advisors, Board Members and Others (the “Plan”), the Company is authorized to issue up to 200,000,000 shares of common stock, or options to purchase shares of common stock.  As of the date of this filing, the Company had authorized and issued 148,000,000 shares under The Plan.

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

Compensation of Directors

During the fiscal years ended September 30, 2011 and 2010, there were no arrangements between us and our directors that resulted in our making any payments to our directors for any services provided to us by them as directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 16, 2011 by:

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of December 16, 2011.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class (1)	Shares of Common Stock Beneficially Owned(1)	Percentage Ownership(2)

Henry Larrucca, President, CEO, CFO, Treasurer, Director 56-141 Maika Way Kaleiwa, HI 96712	Common	30,002,021(3)	89%

Chris Kelliher, Director	Common	0	0%
All officers and directors as a group (2 persons)		30,002,021	89%

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

(2)

Percentage based upon 33,641,087 shares of common stock issued and outstanding as of December 16, 2011.

(3)

30,000,000 shares are subject to 3 year lock up agreement, held for services to be rendered.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of September 30, 2011 and 2010, are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to these tables, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

 The following is the schedule of beneficial ownership as of September 30, 2011:

Name and Address of Beneficial Owner	Title of Class (1)	Shares of Common Stock Beneficially Owned(1)	Percentage Ownership(2)
Henry Larrucca, President, CEO, CFO, Treasurer, Director 56-141 Maika Way Kaleiwa, HI 96712	Common	30,002,021	89%
Chris Kelliher	Common	0	0%
All officers and directors as a group (2 person)		30,002,021	89%

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

As of the date of this filing, the Company issued 148,000,000 shares to an employee as prepayment for bonus and salaries for the six-month period ended May 7, 2011.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

Promissory Notes

Concurrent with the sale of Elasco to Blu Vu, the previous owner agreed to exchange his outstanding demand note, with an outstanding balance of $856,750, for a 10 year note at 5% for $600,000.  The difference of $256,750 was recorded as a gain in other income in 2009.  Total interest accrued for the shareholder for the nine months ending September 30, 2010 was $22,039 and the balance of the note as of September 30, 2010 was $587,684. Payments have not been made on this note since July 2009.  There was $65,180 of accrued interest at September 30, 2011.

The same party received a promissory note for the stock of Elasco for $540,000. The note is due in monthly payments of $10,000 and bears interest at 4.23%.  The note is secured by the stock of Elasco.  Total interest for the shareholder for the nine months ending September 30, 2010 was $16,099 and the balance of the note as of September 30, 2010 was $507,426.  Payments have not been made on this note since August 2009.  There is $46,629 of accrued interest at September 30, 2011.

Both of the above notes are currently in default due to non-payment of principal and interest.  Upon default the loans become due on demand.  The noteholder, who is the Company’s president, has granted a waiver which waives the default under the terms of the notes and releases the Company from any liquidated damage provision.

During 2009, the Company issued twelve notes payable (the “2009 Convertible Notes”) for a total of $185,500.  These notes are due ranging from September 17, 2010, to March 28, 2011, all bearing interest at 5.0%. These notes payable are convertible into shares of the Company’s common stock at a conversion discount of 70% of the stock bid price but in no event shall the conversion price be less than the par value of $0.001.  All of these notes are currently in default and are due on demand. During the fiscal year end 2011, the Company converted nine notes payable by issuing 445,486,283 shares of the Company’s common stock. At September 30, 2011 and 2010, the balance of these convertible notes payable was $58,500 and $96,167, respectively.

During the quarter ended December 31, 2010, the Company issued three convertible notes payable (the “Magna Notes”) totaling $77,500. These notes bear interest at 10% and mature at various dates ranging from June 2011 through August 2011.These are convertible into shares of the Company’s common stock at a variable conversion price of 50% of the market price (defined at the average of the lowest three trading prices for the common stock during the ten trading day period ending one trading day prior to the date of the conversion notice). These notes become convertible at any time during the period beginning on the six month anniversary (the “Initial Conversion Date”) of the date of these notes and end on the later of the maturity dates and the date of payment of a Default Amount, as defined. During year ended September 30, 2011, the Company issued 233,429,533 shares of common stock to fully convert the notes payable.

During the quarter ended June 30, 2011, the Company issued four convertible notes payable totaling $30,100. These notes bear interest at 5% and they are due on demand. These notes payable are convertible under same terms as the 2009 Convertible Notes. At September 30, 2011, the balance of these convertible notes payable was $30,100.

In January 2011, the Company issued a note payable in the amount of $50,000. This note bears interest at 8% and matures on October 24, 2011. This note is convertible into shares of the Company’s common stock under the same terms as the Magna Notes. In July 2011, on the Initial Conversion Date, the Company recorded a derivative liability of approximately $56,000. In August and September 2011, the note holder converted $46,500 of the convertible note payable. In connection with this conversion, the

Company issued 367,500,000 shares of the Company’s common stock. At September 30, 2011, the balance of the convertible notes payable was $3,500.  The related derivative liability was revalued at $7,000 at September 30, 2011.

In February 2011, the Company purchased technology from an unrelated third party for $3,150,000 by issuing a 5% convertible note payable (the Kaleidoscope Note).  The note is due on demand, but not sooner than six months from the date of issuance, and provides for nominal interest at the rate of five (5.0%) percent per annum. The note may be converted into unregistered shares of the Company’s common stock, par value $0.001 per share at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of the notes, at the option of the holder. The Conversion Price shall be equal to 30% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The convertible notes payable only become convertible 180 days from issuance, and until the notes payable become convertible, no derivative liability was recorded as a result of the conversion feature. The note became convertible in August 2011 and accordingly, the Company recorded a derivative liability of $5,430,958. At September 30, 2011, the derivative liability was marked-to-market and the balance was $5,432,887.  As of September 30, 2011 there is a balance on this note of $3,073,641, plus accrued interest of $94,433.

In August 17, 2011, the Company was notified that $500,000 of the Kaleidoscope Note was assigned to an unrelated third party. The assigned note payable retained the same conversion terms as the Kaleidoscope Note. The Company recorded a derivative liability of $1,167,416. On August 19, 2011 and September 22, 2011, the note holder converted $21,906 and $13,013, respectively, and the Company issued 146,039,992 and 216,880,251 shares of the Company’s common stock, respectively. As of September 30, 2011, the balance on this note was $465,081. At September 30, 2011, the derivative liability was marked-to-market and the balance was $1,086,271

In August 23, 2011, the Company was notified that $50,000 of the Kaleidoscope Note was assigned to an unrelated third party. The assigned note payable retained the all the same conversion terms as the Kaleidoscope Note with the exception of the Conversion Price. In connection with the assignment, the Company issued an amendment to the note to change the conversion price to 40% of the average of the three lowest closing bid prices of the Common Stock during the ten trading day period prior to the date of conversion. Upon assignment the note became convertible, and, accordingly, the Company recorded a derivative liability of $75,349. On August 29, 2011 and September 16, 2011, the note holder converted $12,500 and $5,000, respectively, and the Company issued 78,125,000 and 83,333,333 shares of the Company’s common stock, respectively. As of September 30, 2011, the balance on this note was $32,500. At September 30, 2011, the derivative liability was marked-to-market and the balance was $49,057.

In September 2011, the Company was notified that $250,000 of the Kaleidoscope Note was assigned to an unrelated third party. The assigned note payable retained the all the same conversion terms as the Kaleidoscope Note. Upon assignment the note became convertible, and, accordingly, the Company recorded a derivative liability of $583,810. As of September 30, 2011, the balance on this note was $250,000. At September 30, 2011, the derivative liability was marked-to-market and the balance was $583,915.

The Company issued financial instruments in the form of convertible notes payable.  These instruments have variable conversion rates.  The conversion features were analyzed for derivative liabilities under GAAP and the Company has determined that they meet the definition of a derivative liability due to the contracts obligations.  Derivative instruments shall also be measured at fair value at each reporting period with gains and losses recognized in current earnings.  The Company calculated the fair value of these instruments using the Black-Scholes Model due to the short duration of the conversion option (less than one year). The significant assumptions used in the calculation of the instrument’s fair value are detailed in the table below.

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire.   The following assumptions were used to determine the fair value of the derivative liabilities at September 30, 2011:

Weighted- average volatility	62.2% - 69.4%
Expected dividends	0.0%
Expected term	0.5 year
Risk-free rate	0.06% to 0.07%

As of September 30, 2011, the Company had authorized unissued common stock of 7,336,687,000 shares, which is not sufficient to cover shares to be issued upon conversion of all convertible notes. As a result, the Company recorded a derivative liability in the amount $7,159,130 on the accompanying consolidated balance sheet.

Current maturities of the notes payable for each of the five years ending September 30 are as follows:

Year	Amount
2012	3,654,823
2013	180,637
2014	118,586
2015	62,355
2016	65,545
Thereafter	178,905
Total	$4,260,851

Commitments

The Company leases a manufacturing and office facility from a related party as an operating lease which expires in 2015.  This lease currently requires monthly payments of $5,533 plus related insurance and maintenance.  Rental expense under this lease for the year ended September 30, 2011 was $66,396 all of which was paid to a related party.

Future rental payments required under this operating lease are as follows:

Year Ended
September 30,

2012	$66,396
2013	66,396
2014	66,396
2015	66,396
2016	19,368

The Company has an employment agreement with Jeff Bozanic to develop its re-breather technology.  The agreement is for three years starting January 1, 2010 at a cost of $10,000 per month. As of September 30, 2011, the Company owed Mr. Bozanic $210,000.

Prior to the asset purchase agreement  between Blu Vu and Deltron, Blu Vu was in negotiations with Radikal, AS (“Radikal”), the owner of intellectual property involving rebreather technology, to purchase its intellectual property involving said technology.  At that time, Blu Vu did not own any rebreather technology.  No agreement was reached between Blu Vu and Radikal prior to the asset purchase agreement with Deltron.   On August 4, 2010, the Company entered into an agreement with Radikal to purchase its intellectual property involving said technology (the “Radikal Agreement”).  The Radikal Agreement requires the Company to pay $35 per unit fee for at least 500 units per year for 2 years, after which the obligation to Radikal will be fulfilled. The first annual payment of $17,500 is due in January 2012.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended September 30, 2010 and 2009, are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2011	Fiscal year ended September 30, 201

Audit fees (1)	$ 36,200	$ 61,250
Audit-related fees (2)	10,000	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$ 46,200	$ 61,250

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

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant (1)

3.2	Certificate of Amendment dated 7/6/11(*)

3.3	By-Laws of Registrant (1)

10.1	Asset Purchase Agreement(3)

14.1	Code of Ethics (2)

21	List of Subsidiaries(*)

23.1	Consent of Larry O’Donnell(3)
23.2	Consent of Cacciamatta Accountancy Corporation
31.1/31.2	Certification of Principal Executive and Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1/32.2	Certification of Chief Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

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

Date:  January 13, 2012

DELTRON, INC.

By   /s/ Henry Larrucea

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

PART IV – FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Deltron, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Deltron, Inc. and Subsidiary (the “Company”) as of September 30, 2011, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deltron, Inc. and Subsidiary as of September 30, 2011, and the results of its operations and its cash flows for the year ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WilsonMorgan LLP

Irvine, California

January 13, 2012

Deltron, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	September 30	September 30
	2011	2010

Assets
Current Assets:
Cash	$ 4,496	$ 1,852
Accounts receivable, net of allowance of doubtful accounts of $2,730	538,456	660,395
and $2,630 at September 30, 2011 and 2010, respectively
Inventory, net of allowance of obsolescence of $9,795 at
September 30, 2011 and 2010, respectively	603,513	332,676
Loan receivable	-	41,000
Investment in available for sale securities	137,728	-
Prepaid expenses and other receivables	18,328	19,826
Total Current Assets	1,302,521	1,055,749

Property and equipment, net	32,869	32,239

Intangible asset, net of amortization of $183,750	2,700,000	-

Total Assets	$ 4,035,390	$ 1,087,988

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Line of credit	$ 100,000	$ 125,000
Bank overdraft	30,002	10,506
Accounts payable	241,929	452,318
Accrued expenses	155,925	75,091
Income taxes payable	-	1,600
Accrued expenses - related parties	329,000	150,000
Accrued interest - related parties	111,809	63,541
Derivative liability	7,159,130	-
Convertible notes	3,165,741	-
Convertible notes - related parties, net of note discount of $79,333	-	96,167
Current portion of long term debt - related party	489,082	334,587
Total Current Liabilities	11,782,618	1,308,810

Notes payable - related party, net of current portion	606,028	760,523

Total Liabilities	12,388,646	2,069,333

Stockholders' (Deficit) Equity
Common stock, $0.001 par value; 10,000,000,000 shares
authorized, 2,663,313,000 and 678,478,980 shares issued and outstanding
at September 30, 2011 and September 30,2010, respectively	2,663,313	678,479
with no liquidation preferences
Series A Preferred Stock, no par value, 1 share issued and outstanding
at September 30, 2011 and 0 outstanding at September 30, 2010	1,000	-
Additional paid-in capital	-	1,418,767
Accumulated other comprehensive income	94,442	-
Accumulated deficit	(11,112,011)	(3,078,591)
Total Stockholders' (Deficit)	(8,353,256)	(981,345)

Total Liabilities and Stockholders' (Deficit)	$ 4,035,390	$ 1,087,988

The accompanying notes are an integral part of these consolidated financial statements.

Deltron, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the
		nine months
	Year ended	ended
	September 30	September 30
	2011	2010

Sales	$ 3,504,513	$ 2,546,606

Cost of sales	2,768,256	2,269,102

Gross profit	736,257	277,504

Selling, general and administrative expenses	948,994	467,036

Operating income (loss)	(212,737)	(189,532)

Other income (expense)
Interest expense	(255,467)	(149,564)
Interest income	1,025	-
Write off of debt from subsidiary	-	(21,799)
Derivative expense	(7,159,130)	-
Impairment writedown of intangible asset	(266,250)
Gain on disposal of assets	-	1,905
Total other income (expense)	(7,679,822)	(169,458)

Loss before provision for income taxes	(7,892,559)	(358,990)
Provision for income taxes	1,600	1,600

Net loss	$ (7,894,159)	$ (360,590)

Per share information

Net loss per common share
Basic	$ (0.0072)	$ (0.001)
Fully diluted	$ (0.0072)	$ (0.001)

Weighted average number of common
stock outstanding - basic	1,092,303,685	377,870,921

Weighted average number of common
stock outstanding - diluted	1,092,303,685	377,870,921

The accompanying notes are an integral part of these consolidated financial statements.

Deltron, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS

		For the
		nine months
	Year ended	ended
	September 30	September 30
	2011	2010

Cash Flows from Operating Activities:
Net loss	$ (7,894,159)	$ (360,590)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	195,150	17,602
Bad debt expense	-	(5,191)
Inventory obsolescence	-	795
Beneficial conversion feature	-	96,167
Amortization of debt discount	79,333	-
Gain on disposal of assets	-	(1,905)
Write off debt from subsidiary	-	21,799
Stock issued for services	92,800	-
Impairment expense on intangible asset	266,250	-
Increase in derivative liability	7,159,130	-
(Increase) Decrease in accounts receivable	121,939	(404,211)
(Increase) Decrease in inventory	(270,837)	(12,685)
(Increase) Decrease in prepaid expenses and other receivables	(791)	(15,194)
Increase (decrease) in accounts payable	(210,389)	211,237
Increase (decrease) in accrued expenses	(32,001)	48,128
Increase (decrease) in accrued expenses - related parties	179,000	150,000
Increase (decrease) in accrued interest - others	109,665	-
Increase (decrease) in accrued interest - related parties	50,838	39,908

Net Cash (Used) by Operating Activities	(154,072)	(214,140)

Cash Flows From Investing Activities
Purchase of equipment	(12,030)	-

Net Cash Used in Investing Activities	(12,030)	-

Cash Flows From Financing Activities
Payment on line of credit	(25,000)	-
Increase in bank overdraft	19,496	10,506
Borrowing on convertible notes	174,250	-
Borrowing on related party notes	-	175,500

Net Cash Provided by Financing Activities	168,746	186,006

Net increase (decrease) in Cash	2,644	(28,134)

Cash and Cash Equivalents - Beginning of Period	1,852	29,986

Cash and Cash Equivalents - End of Period	$ 4,496	$ 1,852

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$ 12,962	$ 6,184
Cash paid for income taxes	$ 3,200	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

In November the Company issued 80,000,000 shares of its common stock valued at $60,000 to Elasco's president, $10,000 was recorded as a bonus and $50,000 is prepaid salary which was expensed over six months beginning mid November 2010.

Issuance of convertible note payable of $3,150,000 for unpatented rebreather system technology.

In April the Company issued 68,000,000 shares of its common stock valued at $32,800 to Elasco's president and one employee, which was recorded as prepaid salary and was expensed through July 2011.

On June 30, 2011, the President of the Company converted $1,000 of accrued salary into 1 share of Series A Preferred Stock.

In September, the Company converted its loan receivable plus accrued interest into 3,935,091 shares Hawaiian Hospitality Group, Inc.

During the year $426,806 of notes and accrued interest was converted into 1,913,514,068 shares of the Company's common stock.

The accompanying notes are an integral part of these consolidated financial statements.

Deltron, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		paid-in	Accumulated	Comprehensive
	Number of shares	Amount	Number of shares	Amount	Capital	Deficit	Income	Totals

Balance - December 31, 2008			14,403,074	$ 14,403	$ 1,911,235	$ (2,218,137)	$ -	$ (292,499)

Recapitalization in reverse acquisition					(624,200)			(624,200)

Issuance of stock for cash			76,031,699	76,032	529,190			605,222

Net loss						(400,564)		(400,564)

Balance - September 30, 2009 (Unaudited)			90,434,773	90,435	1,816,225	(2,618,701)	-	(712,041)

Issuance of stock for cash			33,544,207	33,544	31,456			65,000

Net loss						(99,299)		(99,299)

Balance - December 31, 2009			123,978,980	123,979	1,847,681	(2,718,001)	-	(746,341)

Beneficial conversion feature
- convertible notes payable - related parties					175,500			175,500

Recapitalization in reverse acquisition			554,500,000	554,500	(604,414)			(49,914)

Net loss						(360,590)		(360,590)

Balance - September 30, 2010	-	-	678,478,980	678,479	1,418,767	(3,078,591)	-	(981,345)

Conversion of notes payable	-	-	1,836,834,020	1,836,834	(1,363,567)	(139,261)	-	334,006

Issuance of common stock for services	-	-	148,000,000	148,000	(55,200)	-	-	92,800

Issuance of preferred stock	1	1,000	-	-	-	-	-	1,000

Net unrealized change in value of
available for sale securities	-	-	-	-	-	-	94,442	94,442

Net loss	-	-	-	-	-	(7,894,159)	-	(7,894,159)

Balance - September 30, 2011	1	$ 1,000	2,663,313,000	$ 2,663,313	-	$ (11,112,011)	$ 94,442	$ (8,353,256)

Deltron, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

On August 4, 2010, the Company entered into an agreement with Radikal, AS (“Radikal”), the owner of intellectual property involving rebreather technology, to purchase its intellectual property involving said technology (the “Radikal Agreement”).  The Radikal Agreement requires the Company to pay a per unit fee of $35 per unit for at least 500 units per year for 2 years, after which the obligation to Radikal will be fulfilled.  The Company is required to make the first annual payment of $17,500 in January 2012.

Pursuant to the terms of the Radikal Agreement, Radikal will transfer all U.S. and international patent rights to the Company.  The transfer of those rights was completed during the period ended September 30, 2010.  However, if the per unit fee payments are not made when due, Radikal has the right to the return of the intellectual property transferred.  To date the Company has not sold any units, but is required to make the first annual payment in January 2012.

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

Change in Fiscal Year End

After the reverse recapitalization, the Company adopted the fiscal year end of Deltron, the former shell company of September 30 for financial reporting purposes on Form 10-K. Because Elasco is considered the accounting acquirer and the predecessor entity for SEC reporting purposes in the acquisition, this change in fiscal year end is deemed to be a change in Elasco’s fiscal year end. These consolidated financial statements represent the financial position of the Company as of September 30, 2011 and September 30, 2010 and the results of the Company’s operations and cash flows for the transition period from January 1, 2010 (the day after the end of Elasco’s previous fiscal year) to September 30, 2010 (the end of the Company’s new fiscal year).

Principles of Consolidations

The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Elasco. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all short term investments with a maturity of three months or less to be cash equivalents. The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At September 30, 2011 cash did not exceed the federally insured limit.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

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

Investments

The Company routinely classifies certain equity securities as available for sale and measure them at market value (fair value).   Changes in unrealized gains or losses are recorded in other comprehensive income as a component of shareholders' equity.

Intangible asset

Costs paid by the Company related to the establishment, transfer and purchase of patented and unpatented technology and other intangibles are capitalized and amortized, depending on the estimated useful life of the technology. The useful life of the intangible asset is ten years. Amortization is on the straight-line method.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets with finite lives.  The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed not recoverable if it exceeds the sum of the undiscounted or discounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based upon the most recent assessment as of September 30, 2011, management has determined there was an impairment and has taken a charge of $266,250 to write down long-lived asset to its fair value.

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

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10-65-1.  The Company recognized no increase in the liability for unrecognized tax benefits.  The Company has no tax position as of September 30, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about such timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at September 30, 2011.  The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its continued losses.

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

During the nine months ended September 30, 2010, the Company issued convertible notes totaling $175,500. As of September 30, 2010, the carrying value of these convertible notes was $96,167. The Company used level 2 inputs for its valuation methodology and the fair value was determined to be approximately $175,000 using cash flows discounted at relevant market interest rates in effect at year end there is no observable market price.

During the year end September 30, 2011, the Company issued convertible notes totaling $3,165,741. As of September 30, 2011, the carrying value of these convertible notes was $3,165,741. The Company used level 2 inputs for its valuation methodology and the fair value was determined to be approximately $3,165,741 using cash flows discounted at relevant market interest rates in effect at year end since there is no observable market price.

As of September 30, 2011, the Company also owed two notes to Henry Larrucea, a shareholder and officer of the Company. The total carrying amount of these notes was $1,095,110. The Company used level 2 inputs for its valuation methodology and the fair value was determined to be approximately $1,223,000 using cash flows discounted at relevant market interest rates in effect at year end since there is no observable market price.

As of September 30, 2011, the Company tested its intangible asset (see Note 6) for impairment using a discounted cash flow and it was determined that the net book value exceeded the fair value. The Company used level 2 inputs for its valuation methodology and the fair value was determined to be approximately $2,700,000 using revelant discount rates, and royalty rates in effect at year end since there are no observable market price.

On September 22, 2011, the Company exercised its conversion option on a loan receivable due from a third party. In connection with the conversion, the Company received shares of common stock in a publicly traded company which the Company has classified as available for sale. As of September 30, 2011 the Company measured them at market value (fair value).  Changes in unrealized gains or losses are recorded in other comprehensive income as a component of shareholder’s equity.  The Company used level 1 inputs for its valuation methodology and the fair value was determined to be approximately $138,000 as of September 30, 2011.

As of September 30, 2011 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

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

Segment Information

Based on the criteria established by ASC Topic 280 “Segment report” (formerly SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), the Company uses the management approach for determining which, if any, of its products and services, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of any reportable segments. As of September 30, 2011, the Company mainly operated in two principal segments – development of the rebreather system and sales of polyurethane elastomer products. The rebreather system is still under development and has not generated any revenue. The following tables present summarized information by segments:

		Nine months
	Year ended	ended
	September 30	September 30
	2011	2010
Revenues
Rebreather	$-	$-
Polyurethane	3,504,513	2,546,606
	$3,504,513	$2,546,606

Cost of sales
Rebreather	$-	$-
Polyurethane	2,768,256	2,269,102
	$2,768,256	$2,269,102

Gross Profit
Rebreather	$-	$-
Polyurethane	736,257	277,504
	$736,257	$277,504

Selling, general and administrative expenses
Rebreather	$642,434	$192,878
Polyurethane	306,560	274,458
	$948,994	$467,336

Loss from operations
Rebreather	$(642,434)	$(192,878)
Polyurethane	429,697	3,346
	$(212,737)	$(189,532)

	September 30,	September 30,
	2011	2010
Total Assets
Rebreather	$2,670,650	$42,852
Polyurethane	2,270,298	1,045,136
	$3,940,948	$1,087,988

Comprehensive Income (Loss)

ASC 220-10 (formerly, SFAS No. 130, Reporting Comprehensive Income) (“ASC 220-10”), requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the year ended September 30, 2011 and the nine months ended September 30, 2010.

Basic and Diluted Loss Per Share

The Company has adopted ASC 260-10, “Earnings per Share,” (EPS) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying consolidated financial statements, basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the year ended September 30, 2011 and the nine months ended September 30, 2010, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

Significant Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is evaluating the impact of the adoption of this ASU.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is evaluating the impact of the adoption of this ASU.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Trouble Debt Restructuring. Under the amendments of this ASU, in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession, 2) the debtor is experiencing financial difficulties. The amendments also clarify the guidance on a creditor’s evaluation of whether it has granted a concession and on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. This ASU is effective for interim and annual periods beginning on or after June 15, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Under the amendments of this ASU will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This ASU is effective during interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. Under the amendments of this ASU, an entity has the option to present the  total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

In September 2011, the FASB issued ASU No. 2011-08, Intangible – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  Under the amendments of this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the  impairment loss, if any, as described in paragraph 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2011, the Company had a working capital deficit of $10,480,097, an accumulated deficit of $11,112,011, and a net loss of $7,894,159 for the year then ended.  The Company’s continued operating losses and limited capital raise substantial doubt about the Company’s ability to continue as a going concern.  For the year ended September 30, 2011, the Company was able to pay its obligations to vendors from fund raised through issuance of convertible notes to certain shareholders. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements. If adequate funds are not available, it would have a material adverse effect on the Company’s business, financial condition and/or results of operations and may ultimately cause discontinuance of operations.

NOTE 3 – INVENTORY

Inventory consisted of the following:

	September 30,
	2011	2010
Raw material	$220,127	$232,962
Work in process	193,145	41,513
Finished goods	200,036	67,996
	613,108	342,471
Less allowance for obsolete inventory	(9,795)	(9,795)
	$603,513	$332,676

NOTE 4 – INVESTMENT IN AVAILABLE FOR SALE SECURITIES

The Company had a loan receivable from an unrelated party for $41,000 plus interest.   In September 2011, the Company received shares in a publicly traded company which we classified as available for sale and measured them at market value (fair value).  Changes in unrealized gains or losses are recorded in other comprehensive income as a component of shareholder’s equity.  The Company used level 1 inputs for its valuation methodology and the fair value was determined to be approximately $138,000, net of income taxes of $0.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30
	2011	2010
Machinery & equipment	$237,377	$237,377
Tooling	151,168	139,138
Computer equipment	97,465	94,383
Leasehold improvements	38,720	38,720
Furniture, fixtures and office equipment	13,951	17,033
	538,681	526,651
Less accumulated depreciation	505,812	494,412
	$ 32,869	$ 32,239

For the periods ended September 30, 2011 and 2010, the Company recorded depreciation expense of $9,877 and 17,602, respectively.

NOTE 6 – INTANGIBLE ASSET

In February 2011, the Company issued a convertible note payable (see Note 9) to acquire an unpatented rebreather technology from an unrelated party and recorded an intangible asset of $3,150,000.  The Company intends to manufacture and sell these systems for use in non-pressurized sport and military subs. The useful life of the intangible asset is ten years.  Amortization expense was $183,750 for the year ended September 30, 2011 which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.  The aggregate amortization expense for each of the next five years ending September 30 is $286,726 per year, $1,433,630 in total.

This asset was tested for impairment in September 2011 using a discounted cash flow and it was determined that the net book value exceeded the fair value. The Company recorded an impairment charge of $266,250 at September 30, 2011in the rebreather segment of its operations.

NOTE 7 – LINE OF CREDIT

The Company has entered into a line of credit agreement with a bank.  The maximum borrowing is $125,000.  Interest is calculated at prime plus 1.5% (with an interest rate floor of 6.5%) and is paid monthly.  The line of credit agreement matures on December 5, 2011 at which time the entire principal balance is due.  It has been extended until February 5, 2012.The line of credit is personally guaranteed by the Trust of the former owner of Elasco, who is the president of the Company.  The outstanding balance at September 30, 2011 is $100,000 and December 31, 2010 was $125,000 at 6.5%.

NOTE 8 – NOTES PAYABLE - SHAREHOLDER

Concurrent with the sale of Elasco to Blu Vu, the previous owner agreed to exchange his outstanding demand note, with an outstanding balance of $856,750, for a 10 year note at 5% for $600,000.  The difference of $256,750 was recorded as a gain in other income in 2009.  Total interest accrued for the shareholder for the nine months ending September 30, 2010 was $22,039 and the balance of the note as of September 30, 2010 was $587,684. Payments have not been made on this note since July 2009.  There was $65,180 of accrued interest at September 30, 2011.

The same party received a promissory note for the stock of Elasco for $540,000. The note is due in monthly payments of $10,000 and bears interest at 4.23%.  The note is secured by the stock of Elasco.  Total interest for the shareholder for the nine months ending September 30, 2010 was $16,099 and the balance of the note as of September 30, 2010 was $507,426.  Payments have not been made on this note since August 2009.  There is $46,629 of accrued interest at September 30, 2011.

Both of the above notes are currently in default due to non-payment of principal and interest.  Upon default the loans become due on demand.  The noteholder, who is the Company’s president, has granted a waiver which waives the default under the terms of the notes and releases the Company from any liquidated damage provision.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

During 2009, the Company issued twelve notes payable (the “2009 Convertible Notes”) for a total of $185,500.  These notes are due ranging from September 17, 2010, to March 28, 2011, all bearing interest at 5.0%. These notes payable are convertible into shares of the Company’s common stock at a conversion discount of 70% of the stock bid price but in no event shall the conversion price be less than the par value of $0.001.  All of these notes are currently in default and are due on demand. During the fiscal year end 2011, the Company converted nine notes payable by issuing 445,486,283 shares of the Company’s common stock. At September 30, 2011 and 2010, the balance of these convertible notes payable was $58,500 and $96,167, respectively.

During the quarter ended December 31, 2010, the Company issued three convertible notes payable (the “Magna Notes”) totaling $77,500. These notes bear interest at 10% and mature at various dates ranging from June 2011 through August 2011.These are convertible into shares of the Company’s common stock at a variable conversion price of 50% of the market price (defined at the average of the lowest three trading prices for the common stock during the ten trading day period ending one trading day prior to the date of the conversion notice). These notes become convertible at any time during the period beginning on the six month anniversary (the “Initial Conversion Date”) of the date of these notes and end on the later of the maturity dates and the date of payment of a Default Amount, as defined. During year ended September 30, 2011, the Company issued 233,429,533 shares of common stock to fully convert the notes payable.

During the quarter ended June 30, 2011, the Company issued four convertible notes payable totaling $30,100. These notes bear interest at 5% and they are due on demand. These notes payable are convertible under same terms as the 2009 Convertible Notes. At September 30, 2011, the balance of these convertible notes payable was $30,100.

In January 2011, the Company issued a note payable in the amount of $50,000. This note bears interest at 8% and matures on October 24, 2011. This note is convertible into shares of the Company’s common stock under the same terms as the Magna Notes. In July 2011, on the Initial Conversion Date, the Company recorded a derivative liability of approximately $56,000. In August and September 2011, the note holder converted $46,500 of the convertible note payable. In connection with this conversion, the Company issued 367,500,000 shares of the Company’s common stock. At September 30, 2011, the balance of the convertible notes payable was $3,500.  The related derivative liability was revalued at $7,000 at September 30, 2011.

In February 2011, the Company purchased technology from an unrelated third party for $3,150,000 by issuing a 5% convertible note payable (the Kaleidoscope Note).  The note is due on demand, but not sooner than six months from the date of issuance, and provides for nominal interest at the rate of five (5.0%) percent per annum. The note may be converted into unregistered shares of the Company’s common stock, par value $0.001 per share at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of the notes, at the option of the holder. The Conversion Price shall be equal to 30% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The convertible notes payable only become convertible 180 days from issuance, and until the notes payable become convertible, no derivative liability was recorded as a result of the conversion feature. The note became convertible in August 2011 and accordingly, the Company recorded a derivative liability of $5,430,958. At September 30, 2011, the derivative liability was marked-to-market and the balance was $5,432,887.  As of September 30, 2011 there is a balance on this note of $3,073,641, plus accrued interest of $94,433.

In August 17, 2011, the Company was notified that $500,000 of the Kaleidoscope Note was assigned to an unrelated third party. The assigned note payable retained the same conversion terms as the Kaleidoscope Note. The Company recorded a derivative liability of $1,167,416. On August 19, 2011 and September 22, 2011, the note holder converted $21,906 and $13,013, respectively, and the Company issued 146,039,992 and 216,880,251 shares of the Company’s common stock, respectively. As of September 30, 2011, the balance on this note was $465,081. At September 30, 2011, the derivative liability was marked-to-market and the balance was $1,086,271

In August 23, 2011, the Company was notified that $50,000 of the Kaleidoscope Note was assigned to an unrelated third party. The assigned note payable retained the all the same conversion terms as the Kaleidoscope Note with the exception of the Conversion Price. In connection with the assignment, the Company issued an amendment to the note to change the conversion price to 40% of the average of the three lowest closing bid prices of the Common Stock during the ten trading day period prior to the date of conversion. Upon assignment the note became convertible, and, accordingly, the Company recorded a derivative liability of $75,349. On August 29, 2011 and September 16, 2011, the note holder converted $12,500 and $5,000, respectively, and the Company issued 78,125,000 and 83,333,333 shares of the Company’s common stock, respectively. As of September 30, 2011, the balance on this note was $32,500. At September 30, 2011, the derivative liability was marked-to-market and the balance was $49,057.

In September 2011, the Company was notified that $250,000 of the Kaleidoscope Note was assigned to an unrelated third party. The assigned note payable retained the all the same conversion terms as the Kaleidoscope Note. Upon assignment the note became convertible, and, accordingly, the Company recorded a derivative liability of $583,810. As of September 30, 2011, the balance on this note was $250,000. At September 30, 2011, the derivative liability was marked-to-market and the balance was $583,915.

The Company issued financial instruments in the form of convertible notes payable.  These instruments have variable conversion rates.  The conversion features were analyzed for derivative liabilities under GAAP and the Company has determined that they meet the definition of a derivative liability due to the contracts obligations.  Derivative instruments shall also be measured at fair value at each reporting period with gains and losses recognized in current earnings.  The Company calculated the fair value of these instruments using the Black-Scholes Model due to the short duration of the conversion option (less than one year). The significant assumptions used in the calculation of the instrument’s fair value are detailed in the table below.

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized currently in earnings until such time as the instruments are exercised, converted or expire.   The following assumptions were used to determine the fair value of the derivative liabilities at September 30, 2011:

Weighted- average volatility	62.2% - 69.4%
Expected dividends	0.0%
Expected term	0.5 year
Risk-free rate	0.06% to 0.07%

As of September 30, 2011, the Company had authorized unissued common stock of 7,336,687,000 shares, which is not sufficient to cover shares to be issued upon conversion of all convertible notes. As a result, the Company recorded a derivative liability in the amount $7,159,130 on the accompanying consolidated balance sheet.

Current maturities of the notes payable for each of the five years ending September 30 are as follows:

Year	Amount
2012	3,654,823
2013	180,637
2014	118,586
2015	62,355
2016	65,545
Thereafter	178,905
Total	$4,260,851

NOTE 10 – CONCENTRATION OF CREDIT RISK

A material part of the Company’s account receivables is outstanding with five customers.  The amount owed by these customers at September 30, 2011, was $541,187, approximately 90% of the Company’s receivables.  Sales to the top five customers represented 76% of total sales for year ended September 30, 2011. The amount owed by these customers at September 30, 2010 was $518,092, approximately 78% of the Company’s receivables.  Sales to the top five customers represented 82% of total sales for the nine months ended September 30, 2010.   Sales are concentrated in the western United States. For the year ended September 30, 2011, the Company purchased approximately $752,000 of its raw material from five suppliers, which represented 50% of the Company’s total purchases. For the nine months ended September 30, 2010 the Company purchased approximately $698,000 of raw material from five suppliers, which represented 59% of the Company’s total purchases. As of September 30, 2011 and 2010 amounts owed to these five suppliers was approximately $96,000 and $186,000, respectively, which represented 65% and 41%, respectively, of the total accounts payable.

NOTE 11 – COMMITMENTS

The Company leases a manufacturing and office facility from a related party as an operating lease which expires in 2015.  This lease currently requires monthly payments of $5,533 plus related insurance and maintenance.  Rental expense under this lease for the year ended September 30, 2011 was $66,396 all of which was paid to a related party.

Future rental payments required under this operating lease are as follows:

Year Ended
September 30,

2012	$66,396
2013	66,396
2014	66,396
2015	66,396
2016	19,368

The Company has an employment agreement with Jeff Bozanic to develop its re-breather technology.  The agreement is for three years starting January 1, 2010 at a cost of $10,000 per month. As of September 30, 2011, the Company owed Mr. Bozanic $210,000.

Prior to the asset purchase agreement  between Blu Vu and Deltron, Blu Vu was in negotiations with Radikal, AS (“Radikal”), the owner of intellectual property involving rebreather technology, to purchase its intellectual property involving said technology.  At that time, Blu Vu did not own any rebreather technology.  No agreement was reached between Blu Vu and Radikal prior to the asset purchase agreement with Deltron.   On August 4, 2010, the Company entered into an agreement with Radikal to purchase its intellectual property involving said technology (the “Radikal Agreement”).  The Radikal Agreement requires the Company to pay $35 per unit fee for at least 500 units per year for 2 years, after which the obligation to Radikal will be fulfilled. The first annual payment of $17,500 is due in January 2012.

Pursuant to the terms of the Radikal Agreement, Radikal has transferred all U.S. and international patent rights to the Company. If the per unit fee payments are not made when due, Radikal has the right to the return of the intellectual property transferred. Payments for these rights are not required to begin until January 2012.

NOTE 12 – STOCKHOLDERS’ EQUITY

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

In November 2010, the Company issued 80,000,000 shares to Elasco’s president as a bonus of $10,000 and prepaid salary of $50,000 over the next six months under an Employee Stock Incentive Program (ESIP).  In April and May, the Company issued 40,000,000 shares to an employee of Elasco and 28,000,000 shares to Elasco’s president as prepaid salary of $16,000 and $16,800 through July 2011 under an Employee Stock Incentive Program (ESIP).  .

As of September 30, 2011, the number of common shares issued and outstanding was 2,663,313,000

NOTE 13 – INCOME TAXES

The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation.  Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”).  Events which may cause limitations in the amount of the net operating losses that the company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.  There have been transactions that have changed the Company’s ownership structure since  inception that may have resulted in one or more ownership changes as defined by the Internal Revenue Code of 1986.

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

The Company incurred no income taxes for the periods ended September 30, 2011 or 2010 except for $1,600 each year for state franchise taxes.  For the years ended September 30, 2011 and 2010, the Company had incurred losses and had state income taxes payable of $0 and $1,600, respectively.  No income tax benefit was recognized as of September 30, 2011 and 2010 as a result of the valuation allowance applied to deferred tax assets, due to the uncertainty of recognizing any future tax benefits from the deferred tax assets.

The income tax expense consists of the following:

	2011	2010

Current
Federal	$-	$-
State	1,600	1,600

Total	1,600	1,600

Deferred
Federal	(1,716,500)	(112,500)
State	(676,200)	(32,900)

Total	(2,392,700)	(145,400)
Less Change in Valuation Allowance	2,392,700	145,400

Total	-	-

Total Income Tax Expense	$1,600	$1,600

The Company’s net tax loss of approximately $10,000 will be carried forward to offset future taxable income.  As of September 30, 2011, the Company’s federal and California NOLs is are approximately $155,000, expiring in 2025, and its California NOL is expiring 2015, respectively.

Given the Company’s history of net operating losses, management has determined that it is more-likely-than-not the Company will not be able to realize the tax benefit of the carry forwards. Current standards require that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets at September 30, 2011 and 2010. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.  For the years ended September 30, 2011 and 2010, the valuation allowance increased by $2,392,700 and $145,400, respectively.

Significant components of the Company’s deferred income tax assets are as follows:

	September 30,
	2011	2010
Deferred tax assets
Net operating loss carry forwards	$53,000	$81,400
Accrued expenses	149,000	64,000
Derivative liability	2,423,000	-
Impairment on intangible asset	90,100	-

Net deferred tax asset	2,715,100	145,400
Less valuation allowance	(2,538,100)	(145,400)
	177,000	-

Deferred tax liabilities
State tax	(177,000)	-
	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	September 30
	2011	2010
Tax benefit at the U.S. statutory income tax	(25.0)%	(25.0)%
State income tax net of federal benefit	(6.1)%	(6.1)%
Change in valuation allowance	30.30%	31.1%
Other	1.3%	0.0%
Effective tax rate	0.0%	0.0%

The Company adopted authoritative guidance in accordance with GAAP, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as of September 30, 2011 and 2010 the Company does not have a liability for unrecognized tax benefits.

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

NOTE 14 – SUBSEQUENT EVENTS

In October 2011, the Corporation’s Board of Directors approved a one for one-thousand (1:1,000) reverse split of the Corporation’s common stock, par value $0.001 per share. The reverse split was for shareholders, and the market effective date for the reverse stock split was October 7, 2011. As a result of the reverse stock split, for every one-thousand shares of the Corporation’s old common stock shareholders received one share of the Corporation’s new common stock.  Immediately following the forward split, the number of shares of the Corporation’s outstanding issued common stock was decreased from 2,591,993,048 to approximately 2,591,993 shares, par value $0.001.

In October 2011, the Company borrowed $43,750 from an unrelated party by issuing a 5% convertible promissory note.  The note is due on demand, but not sooner than six months from the date of issuance, and provides for nominal interest at the rate of five (5.0%) percent per annum. The note may be converted into unregistered shares of the Company’s common stock, par value $0.001 per share at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of the notes, at the option of the holder. The Conversion Price shall be equal to 30% multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion.

On December 12, 2011, the Company issued 30,000,000 shares of common stock to it CEO in payment of services to be rendered.  The shares are subject to a three (3) year lock-up agreement with the Company, during which time the share certificate is held in escrow and the shares cannot be sold, transferred or otherwise encumbered.  If the CEO does not remain in his position, or a similar position with the Company for three (3) years, the shares will be returned to treasury and cancelled.  None of the shares are available to the CEO for the three (3) year period.

The Company has evaluated subsequent event for purposes of recognition or disclosure in the financial statements through the date of issuance of its financial statements.